Form 10-Q
period 1996-03-31
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1996-05-14
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission File Number:

     333-264

Exact name of Registrant as specified in its charter:

     South Seas Properties Company Limited Partnership

State or other Jurisdiction of incorporation or organization:

     Ohio

I.R.S. Employer Identification Number:

     59-2541464

Address of Principal Executive Offices:

     12800 University Drive, Suite 350
     Fort Myers, FL 33907

Registrant's Telephone Number, including Area Code:

     (941) 481-5600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       X     YES         NO

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.                   YES          NO

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                               FORM 10-Q
                            MARCH 31, 1996

                                 INDEX

                                                            PAGE NO.
COVER LETTER

PART I

  ITEM 1

     FINANCIAL INFORMATION

     Consolidated Balance Sheets at
      March 31, 1996 and 1995 and December 31, 1995                   1

     Consolidated Statements of Operations
      for the Three Months Ended March 31, 1995 and 1996              2

     Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1995 and 1996              3-4

     Notes to Consolidated Financial Statements                       5

   ITEM 2

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      6-11

PART II

     OTHER INFORMATION                                                12


SIGNATURES                                                            13

EXHIBITS:

     EXHIBIT 10.1 - MANAGEMENT EQUITY INCENTIVE PLAN

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     EXHIBIT 99 - CALCULATION OF WEIGHTED AVERAGE UNITS OUTSTANDING

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                                            March 31
                                        Dec. 31
                                             1995         1995         1996
                                       (audited)  (unaudited)  (unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $7,340     $10,842    $ 22,681
     Restricted cash                          5,818         290       3,472
     Accounts receivable, trade               6,261       7,676       7,532
     Inventories                              1,847       1,742       1,964
     Prepaid expenses and other               1,975         834       1,898

          Total current assets               23,241      21,384      37,547

PROPERTY, PLANT AND EQUIPMENT, net           76,668      60,215      77,194

LOAN COSTS, net                               2,450       1,979       5,322

GOODWILL, net                                 6,805       7,079       6,714

OTHER ASSETS                                  1,662       1,427       1,897

          Total assets                     $110,826     $92,084    $128,674


LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
     Current maturities of notes
      and mortgages payable                 $13,602     $ 8,545     $ 8,675
     Current maturities of bonds
      payable                                12,998       2,425           -
     Current obligations under
      capital leases                            398         327         265
     Accounts payable                         3,146       3,682       4,633
     Accrued expenses                         9,540       7,246       7,619
     Customer deposits                        4,708       3,036       3,750
     Deferred revenue                         1,073           -         359

          Total current liabilities          45,465      25,261      25,301

NOTES AND MORTGAGES PAYABLE, less
 current maturities                                      75,555      55,746      64,232

BONDS PAYABLE, less current
 maturities                                       -      12,316      43,500

LONG-TERM OBLIGATIONS UNDER
 CAPITAL LEASES, less current
 obligations                                  1,112       1,122         838

OTHER LONG-TERM OBLIGATIONS                   1,384       1,384       1,384

COMMITMENTS AND CONTINGENCIES                     -           -           -

MINORITY INTERESTS                               12          22          17

PARTNERS' CAPITAL DEFICIENCY                (12,702)     (3,767)     (6,598)

          Total liabilities and
           partners' capital
           deficiency                      $110,826     $92,084    $128,674



The accompanying notes are an integral part of these financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except per unit data)

                                                           Three Months
                                                           Ended March 31
                                                       1995         1996
                                                    (unaudited)   (unaudited)
Revenues

  Rooms                                               $ 19,813      $22,850
  Food and beverage                                      5,014        5,728
  Retail                                                              1,776          2,005
  Golf                                                   1,076        1,113
  Spa and fitness                                            -          770
  Other                                                  4,336        5,137

     Total revenues                                     32,015       37,603

Expenses

  Rooms                                                  2,851        3,478
  Food and beverage                                      3,450        4,021
  Retail                                                              1,194          1,333
  Golf                                                     270          285
  Spa and fitness                                            -          402
  Other                                                  1,478        1,729
  Condominium lease and rental expenses                  5,435        6,102
  Sales and marketing                                    1,308        1,983
  Maintenance and grounds                                1,036        1,328
  General and administrative - resort properties         4,512        5,175
  General and administrative - corporate overhead          774          911
  Depreciation and amortization                          1,360        1,879
  Interest expense                                       2,150        2,553

        Total expenses                                  25,818       31,179

Income before non-operating items                        6,197        6,424

  Net gain on disposal/sale of
   fixed assets                                              3            4
  Minority interests                                       (24)         (22)

     Net income                                        $ 6,176      $ 6,406



  Net income per unit                                    $1.46        $1.49


  Weighted average units outstanding                     4,219        4,309













The accompanying notes are an integral part of these financial statements.

          SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Page 1 of 2
                           (In Thousands)


                                                             Three Months
                                                            Ended March 31
                                                        1995        1996
                                                    (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others              $30,183     $ 34,660
  Cash paid to suppliers, employees and affiliates     (21,509)     (26,047)
  Interest paid                                         (2,108)      (4,399)
       Net cash provided by operating
        activities                                       6,566        4,214

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures/purchase of assets               (1,183)      (1,905)
  Proceeds from sale of assets                               3            4
  Loans to affiliates, net of repayments                   724            -
  Change in restricted cash                                632        2,346
       Net cash provided by investing
        activities                                         176          445

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                           4,884       43,500
  Deferred loan costs                                      (88)      (2,844)
  Principal payments, long-term debt                    (3,501)     (16,250)
  Principal payments, under capital
    lease obligations                                      (96)        (407)
  Principal payments, bonds payable                          -      (12,998)
  Distributions to partners                               (354)        (302)
  Distributions to minority interest                       (10)         (17)
       Net cash provided by
        financing activities                               835       10,682

Net increase in cash                                     7,577       15,341

Cash and cash equivalents, beginning of period           3,265        7,340

Cash and cash equivalents, end of period               $10,842      $22,681









                             (continued)











The accompanying notes are an integral part of these financial statements.

          SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Page 2 of 2
                           (In Thousands)

                                                            Three Months
                                                         Ended March 31
                                                        1995           1996
                                                 (unaudited)     (unaudited)

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income                                         $ 6,176      $ 6,406
    Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation/amortization expense                 1,360        1,879
       (Gain)/loss on disposal/sale of fixed assets         (3)          (4)
       Minority interest                                    24           22
    Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable, net                         (1,372)      (1,271)
       Inventories                                         (57)        (117)
       Prepaid expenses and other assets                   589         (158)
     Increase (decrease) in:
       Accounts payable                                    (11)       1,420
       Accrued expenses                                    320       (2,291)
       Customer deposits                                  (276)        (958)
       Deferred revenues                                  (184)        (714)

        Total adjustments                                  390       (2,192)

Net cash provided by operating activities              $ 6,566      $ 4,214



Supplemental schedule of noncash investing and financing activities:

  Capital lease obligations of $174 were incurred during the three months ended March 31, 1995 when South Seas entered into leases for the upgrade of equipment.























The accompanying notes are an integral part of these financial statements.

        SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) to present fairly South Seas Properties Company Limited Partnership ("South Seas") consolidated financial position as of March 31, 1995 and 1996, and the consolidated results of its operations and its consolidated cash flows for the three months ended
       March 31, 1995 and 1996. The results of operations for the three month period ended March 31, 1996 are not indicative of the results to be expected for the full year due to the seasonality of the business operation. For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' Prospectus dated March 25, 1996.


Note 2. Impact of Recently Issued Accounting Standards

       In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires a fair value based method of accounting for stock-based compensation. South Seas has not utilized any stock-based compensation plans, however, South Seas has adopted a Management Equity Incentive Plan subsequent to December 31, 1995. Management has not yet determined the impact of adopting SFAS No. 123, since no units have been granted under the Management Equity Incentive Plan.


Note 3. Change in Debt Structure

       On March 28, 1996, South Seas completed the funding of the financing transaction as offered in the form S-1 Registration Statement. The total aggregate principal amount raised was $43,500,000, with interest payable monthly at 10%, and no principal reduction until maturity on April 15, 2003.

       The Notes are redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, the holders of Notes will be offered the opportunity to exchange the Notes at an exchange rate of $12 per unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to exchange the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

PART I - FINANCIAL INFORMATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion should be read in conjunction with "Selected Historical Financial Data," "Selected Unaudited Pro Forma Consolidated Financial Data" and the historical and pro forma and audited consolidated financial statements for South Seas Properties Company Limited Partnership ("South Seas") and the notes thereto appearing in the Prospectus.

GENERAL

 South Seas is one of the largest owners and operators of upscale beachfront and/or destination resorts and hotels in Florida. South Seas owns six resort and hotel properties, leases, operates and manages one resort spa, owns a golf and tennis club, and manages two additional resort properties located on Florida's Southwest coast. South Seas consolidates the results of operations of its owned properties and records management fees (including incentive management fees) where applicable, on the managed properties.

 South Seas has implemented a growth strategy which focuses on improving results at existing properties through increased revenues and increasing its operating leverage through centralized management. South Seas' growth strategy also focuses on acquiring and, to a lesser extent, developing new resorts and hotels in targeted markets with demographic and business characteristics consistent with its market profile. The Sanibel Inn was acquired on June 1, 1995 in exchange for 71,374 limited partnership units ("Units") plus a contingent, deferred cash payment of up to $700,000. This acquisition was accounted for under the purchase method for financial reporting purposes, and its results of operations have been included in the consolidated financial statements of South Seas for periods subsequent to the date of acquisition. In June 1995, South Seas entered into a four year lease agreement (the "Safety Harbor Lease") through a wholly-owned subsidiary, Safety Harbor Management Company, Ltd. ("Safety Harbor Management Co.") with an unrelated party pursuant to which it manages the Safety Harbor Resort and Spa ("Safety Harbor," Safety Harbor and the Sanibel Inn are collectively referred to herein as the "New Resorts"). The Safety Harbor Lease also provides Safety Harbor Management Co., with an option, expiring on May 31, 2000, to purchase Safety Harbor for an aggregate purchase price of between $17.5 million and $22.5 million, depending on the year the option is exercised. Management views the Safety Harbor Lease as a turnaround opportunity at an under-performing resort, as evidenced by its occupancy rate of approximately 35% in 1994 and 1995. Management believes that the performance of Safety Harbor can be improved by making certain renovations at the resort and also utilizing South Seas' marketing resources and operating skills. The Safety Harbor Lease requires that South Seas spend a minimum of $1.8 million in capital toward renovation. South Seas will benefit from improved operating results at Safety Harbor since the lease payments under the Safety Harbor lease are fixed amounts and South Seas' right to purchase Safety Harbor under the Safety Harbor Lease is based on a series of annual fixed option prices.

SEASONALITY

 Properties owned or operated by South Seas (collectively "the Properties") are affected by normally recurring seasonal patterns. Room rates and occupancy are generally higher during the months of January, February, March and April than during the remainder of the year. As much as 45-50% of South Seas' revenues is earned in the first four months of each year. Accordingly, South Seas' operations are seasonal in nature, with lower revenue and net income in the second, third and fourth calendar quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

 Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended March 31, 1996 increased by $5.6 million, or 17.4% over the prior period.

 Room revenues increased by $3.0 million, or 15.3% over the prior period. Approximately $2.5 million, or 81.7% of the increase represents room revenues attributable to the New Resorts. Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately $555,000 or 2.8%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR"), partially offset by a slight decrease in the percentage of occupancy. ADR at Comparable Resorts was $257.35 for 1996, compared to $251.73 in 1995, an increase of $5.62, or 2.2%. Occupancy percentage at Comparable Resorts decreased to 82.0% for the first three months of 1996 from 83.0% for the same period in 1995. The increase in ADR reflects South Seas' efforts to maximize revenue per available room ("REVPAR") during peak demand periods. During the first three months of 1996, REVPAR for Comparable Resorts increased $2.03 or 1.0% over the same period in 1995. The New Resorts had an occupancy percentage of 57.8%, ADR of $177.84 and REVPAR of $102.77 during the three months ended March 31, 1996, however relative occupancy levels, REVPAR, and ADR at the New Resorts is in large part a result of Safety Harbor. Management of South Seas believes operating results at Safety Harbor will improve over time as its operational skills and marketing resources are fully utilized.

 Food and beverage revenues for the three months ended March 31, 1996 increased by $714,000, or 14.2% over the same period in 1995. The increase was due primarily to the additional food and beverage operations at Safety Harbor, $628,000 or 88% of the total increase. Food and beverage revenues at the Comparable Resorts increased by $86,000 or 1.7% over the prior period.

 Retail revenues for the three months ended March 31, 1996 increased by $229,000, or 12.9% over the same period in 1995. Approximately $86,000, or 37.6% of the increase was due primarily to retail operations at the New Resorts. Retail revenues for Comparable Resorts for the three month period in 1996 increased by $143,000, or 8.1% compared to the prior period. The newly renovated Dunes Golf & Tennis Club's pro shop produced approximately $26,000 of the growth over the prior period.

 Other revenues for the three months ended March 31, 1996 increased by $801,000, or 18.5% over the prior period. Approximately $294,000 or 36.7% of the increase was attributable to the New Resorts. Approximately $255,000 of the remaining increase is due to increased membership and initiation fees at the newly renovated Dunes Golf & Tennis Club, and approximately $209,000 is attributable to increased commission income from secondary market condominium realty sales.

 Expenses. Total expenses for the three months ended March 31, 1996 increased by $5.4 million, or 20.8% over the prior period. As a percentage of revenues, expenses increased from 80.6% to 82.9%. This percentage increase is due primarily to Safety Harbor as discussed previously, management of South Seas believes Safety Harbor will experience improved operating efficiencies over time as its operational skills and marketing resources become fully utilized. The dollar increase resulted principally from expenses associated with the New Resorts of $3.9 million or 79.2% of the total increase. The increase in expenses as a percentage of revenues resulted primarily in the expense categories of sales and marketing due to specific marketing initiatives, maintenance and grounds, based on planned maintenance projects performed during the first quarter of 1996 and due to acquisition of new properties increases in depreciation, amortization and interest.

 Sales and marketing costs for the three months ended March 31, 1996 increased $675,000 or 51.6% over the prior period, of which $369,000 or 54.5% of the total increase was associated with operations of the New Resorts. The $306,000 or 23.4% increase experienced at the Comparable Resorts reflects South Seas focus on media expense within the first quarter to support the slower season which typically begins in May. As a percentage of total revenues, sales and marketing increased from 4.1% in the three months ended March 31, 1995 to 5.3% for the three months ended March 31, 1996.

 For the three months ended March 31, 1996, maintenance and grounds expense increased by $292,000 or 28.2% over the prior period, of which $180,000 or 61.6% of the total increase was attributable to the New Resorts. Increase at the Comparable Resorts for the same period was $112,000 or 10.8% and is consistent with budgeted maintenance costs for 1996. As a percentage of total revenues, maintenance and grounds expense increased from 3.2% to 3.5%.

 Room expense for the three months ended March 31, 1996 increased by $627,000 or 22.0% over the prior period. Room expense at Comparable Resorts increased $140,000 or 4.9% for the same periods. Approximately $487,000 or 77.7% of the total increase reflects the additional expenses associated with the New Resorts. As a percentage of room revenues, room expense increased from 14.4% to 15.2%. The increase in room expense as a percentage of room revenues resulted primarily from the lower occupancy percentage at Safety Harbor and the 1% costs decrease in occupancy percentage at the Comparable Resorts.

 General and administrative expense for the three months ended
March 31, 1996 increased by $800,000, or 15.1% over the prior period.

However, these costs as a percentage of revenues decreased from 16.5% to 16.2%. Approximately $774,000 or 96.7% of the increase was attributable to general and administrative expenses associated with the operations of the New Resorts.

 Depreciation and amortization expense for the three months ended March 31, 1996 increased by $519,000 or 38.2% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 4.2% to 5.0%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of New Resorts acquired in June 1995 ($200,000 or 38.5% of the total), and one time non-cash write-offs of approximately $150,000 in loan costs associated with the early retirement of existing loans, with the proceeds from the public debt offering.

 Interest expense for the three months ended March 31, 1996 increased by $403,000 or 18.7% over the prior period. The increase was primarily attributable to the indebtedness that was incurred in early 1995 to acquire the Marco Radisson and provide funds for renovations at several of the resort properties. Of the total increase, $303,000, or 75.2% related to New Resorts.

 Net Income. As a result of the foregoing factors, net income for the three months ended March 31, 1996 increased by $230,000 or 3.7% compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

 South Seas has historically financed its operations and capital expenditures with cash generated from operations, bank borrowings, borrowings from private investors, corporate bonds and short-term credit facilities.

 On March 28, 1996, South Seas completed the public offering of
$43,500,000 of its 10% subordinated notes as offered in the Form S-1 Registration Statement ("Notes Offering"). The total aggregate principal amount raised was $43,500,000, including the full $3.5 million over allotment, with interest payable monthly at 10%, and with no principal reduction until maturity on April 15, 2003.

 The Notes are redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, the holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $12 per unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

 South Seas believes that cash generated by operations, together with the proceeds from the Notes Offering will be adequate to meet its working capital, debt service and capital expenditure requirements through 1996. South Seas' outstanding indebtedness, together with the Notes, places certain debt service obligations on the partnership. Subsequent to 1996 South Seas believes that it may be necessary to obtain additional debt or equity financing in order to accommodate its plan for growth and expansion. South Seas intends to pursue resort and/or hotel acquisitions and to a lesser extent development opportunities in order to achieve growth in its portfolio of properties. A portion of the expenditures associated with this growth strategy will be funded with cash generated from operations and approximately $6.5 million in proceeds from the Notes Offering.

  In addition, under the terms of the indenture (executed in connection with the Notes Offering), South Seas may release, under certain conditions, the $3.3 million in funds reserved for interest payments on the Notes. These funds would also be available for renovations and/or acquisitions. However, South Seas anticipates that implementation of its growth strategy will require it to obtain additional debt or equity financing. The amount of additional financing required by South Seas in order to implement its growth strategy will depend on several factors, including the purchase price and renovation costs associated with acquisitions and South Seas' available cash resources at the time of a particular transaction. Although there can be no assurance as to South Seas' ability to obtain financing in the amounts it requires on commercially reasonable terms, if at all, South Seas believes that, based upon its current financial condition and results of operations, such financing will be available to it. South Seas' inability to obtain additional financing could have a material adverse effect on its results of operations, financial condition and future prospects. The indenture places restrictions on the amount of additional Funded Indebtedness (as defined in the prospectus delivered in connection with the Notes Offering) that South Seas may incur.

 On March 31, 1996, South Seas had cash and cash equivalents of $22.7 million, and restricted cash, which was primarily funds held as a interest reserve fund on notes payable, of $3.4 million. Cash and cash equivalents increased by $7.3 million during the three months ended March 31, 1996.

 Cash flow from operations was approximately $4.2 million for the three months ended March 31, 1996 as compared to $6.6 million in the prior period. Cash flow from operations was negatively impacted by a $2.3 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest thereon with the proceeds from the public offering. South Seas' other major source of cash in the 1996 period was proceeds of $43.5 million from the Notes Offering. In addition to funding its operating activities, South Seas' major uses of cash during the 1996 period were principal payments on outstanding debt of approximately $29.7 million (primarily through proceeds of the Notes Offering), capital expenditures and asset purchases of approximately $1.9 million, and distributions to partners of approximately $302,000.

 South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

 In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based

Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires a fair value based method of accounting for stock-based compensation. South Seas has not utilized any stock-based compensation plans, however, South Seas has adopted a Management Equity Incentive Plan subsequent to December 31, 1995. Management has not yet determined the impact of adopting SFAS No. 123, since no Units have been granted under the Management Equity Incentive Plan.

        SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
     Not applicable

Item 2.  Change in Partnership Units
     With the consent of South Seas limited partners, the two individuals holding general partner interests, transferred a portion of their general partnership units (43,086 units or 1% of all outstanding units) on February 26, 1996 to T&T Resorts, L.C. ("T&T"), a newly formed Florida limited liability company, in exchange for 100% of the ownership of T&T. Simultaneous with this transfer, their remaining general partner interests were converted into limited partner interests.

Item 3.  Defaults upon Senior Securities
     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
     On February 13, 1996, the partners were asked via proxy, (no meeting was held) to vote on two matters requiring the vote of security holders. The first vote was to amend and restate the Agreement of Limited Partnership to incorporate all prior amendments into one document and to modernize the form of the agreement to include current tax laws.

        Number of votes cast for amending
         Agreement of Limited Partnership            3,917,628

        Number of votes cast against amending
          Agreement of Limited Partnership              12,475

        Number of non-returned ballots                 378,465
                   Total units outstanding           4,308,568

     The second vote was to approve the addition of T&T Resorts, L.C. as a general partner of South Seas Properties Company Limited Partnership.

        Number of votes cast for approving
         T&T Resorts, L.C. as an additional
           general partner                           3,917,628

        Number of votes cast against approving
         T&T Resorts, L.C. as an additional
           general partner                              12,475

        Number of non-returned ballots                 378,465
                   Total units outstanding           4,308,568

Item 5.  Other Information
     Not applicable

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits:
         Exhibit I - Weighted Average Units Outstanding
     (b) Reports on Form 8-K
         Not applicable

        SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                           SIGNATURES
                         MARCH 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR                     RICHARD E. KRICHBAUM
CHAIRMAN OF                          VICE PRESIDENT OF FINANCE
T&T RESORTS, L.C., GENERAL           S.S. RESORT MANAGEMENT L.C
PARTNER OF SOUTH SEAS PROPERTIES     GENERAL PARTNER OF SOUTH SEAS
COMPANY LIMITED PARTNERSHIP          RESORTS COMPANY, L.P.
(SIGNATURE)                          (SIGNATURE)
MAY 14, 1996                         MAY 14,1996










TIMOTHY R. BOGOTT                    VIRGINIA S. BROOKS
PRESIDENT                            CORPORATE CONTROLLER OF SOUTH
S.S. RESORT MANAGEMENT, L.C.         SEAS RESORTS COMPANY L.P.
GENERAL PARTNER OF SOUTH SEAS        AND SOUTH SEAS PROPERTIES
RESORTS COMPANY, L.P.                COMPANY L.P.
(SIGNATURE)                         (SIGNATURE)
MAY 14, 1996                         MAY 14, 1996