Form 10-Q
period 1996-06-30
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1996-08-14
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                               FORM 10-Q
                             JUNE 30, 1996

                                 INDEX

                                                            PAGE NO.
COVER LETTER

PART I

  ITEM 1

     FINANCIAL INFORMATION

     Consolidated Balance Sheets at
      June 30, 1995 and 1996 and December 31, 1995                    1

     Consolidated Statements of Operations
      for the Three Months and Six Months Ended
      June 30, 1995 and 1996                                          2

     Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1995 and 1996                 3-4

     Notes to Consolidated Financial Statements                       5-6

   ITEM 2

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      7-13

PART II

     OTHER INFORMATION                                                14


SIGNATURES                                                            15

EXHIBITS:

     EXHIBIT 10 - FIRST UNION LOAN AGREEMENT

     EXHIBIT 11 - FINOVA DOCUMENTS

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     EXHIBIT 99 - CALCULATION OF WEIGHTED AVERAGE UNITS OUTSTANDING

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                                            June 30
                                        Dec. 31
                                             1995         1995         1996
                                       (audited)  (unaudited)  (unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $7,340    $ 12,835    $ 10,388
     Restricted cash                          5,818         184         106
     Restricted marketable securities             -           -       3,262
     Accounts receivable, trade               6,261       4,541       4,769
     Inventories                              1,847       1,735       1,783
     Prepaid expenses and other               1,975       1,078       2,219

          Total current assets               23,241      20,373      22,527

PROPERTY, PLANT AND EQUIPMENT, net           76,668      73,261      77,391

LOAN COSTS, net                               2,450       1,877       5,135

GOODWILL, net                                 6,805       6,988       6,622

OTHER ASSETS                                  1,662       1,980       2,530

          Total assets                     $110,826    $104,479    $114,205


LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
     Current maturities of notes
      and mortgages payable                 $13,602     $12,092     $ 2,175
     Current maturities of bonds
      payable                                12,998       2,437           -
     Current obligations under
      capital leases                            398         387         271
     Accounts payable                         3,146       3,450       3,971
     Accrued expenses                         9,540       8,357       6,881
     Customer deposits                        4,708       2,304       2,203
     Deferred revenue                         1,073           -         428

          Total current liabilities          45,465      29,027      15,929

NOTES AND MORTGAGES PAYABLE, less
 current maturities                          75,555      63,033      58,754

BONDS PAYABLE, less current
 maturities                                       -      12,776      43,500

LONG-TERM OBLIGATIONS UNDER
 CAPITAL LEASES, less current
 obligations                                  1,112       1,067         711

OTHER LONG-TERM OBLIGATIONS                   1,384       1,384       1,304

COMMITMENTS AND CONTINGENCIES                     -           -           -

MINORITY INTERESTS                               12          27          26

PARTNERS' CAPITAL DEFICIENCY                (12,702)     (2,835)     (6,019)

          Total liabilities and
           partners' capital
           deficiency                      $110,826    $104,479    $114,205



The accompanying notes are an integral part of these financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except per unit data)
                              (unaudited)

                                          Three Months          Six Months
                                          Ended June 30       Ended June 30
                                       1995         1996     1995      1996
Revenues

  Rooms                                    $15,566 $17,275   $35,379 $40,125
  Food and beverage                          4,303   4,667     9,317  10,395
  Retail                                     1,614   1,823     3,390   3,828
  Golf                                         496     672     1,572   1,785
  Spa and fitness                              170     654       170   1,424
  Other                                      4,585   4,372     8,921   9,509

        Total revenues                      26,734  29,463    58,749  67,066

Expenses

  Rooms                                      3,580   3,942     6,908   8,025
  Food and beverage                          3,219   3,581     6,669   7,602
  Retail                                     1,171   1,265     2,365   2,598
  Golf                                         231     252       501     537
  Spa and fitness                               73     384        73     786
  Other                                      1,847   1,748     3,325   3,477
  Condominium lease and rental
   expenses                                  4,558   5,004     9,993  11,106
  Sales and marketing                        1,362   1,830     2,670   3,813
  Maintenance and grounds                    1,073   1,233     2,109   2,561
  General and administrative
   - resort properties                       4,777   4,163     8,812   8,733
  General and administrative
   - corporate overhead                      1,145     984     1,919   1,895
  Depreciation and amortization              1,438   1,837     2,798   3,716
  Interest expense                           2,256   2,829     4,406   5,382

        Total expenses                      26,730  29,052    52,548  60,231

Income before non-operating items                4     411     6,201   6,835

  Net gain on disposal/sale of
   fixed assets                                  -       -         3       4
  Minority interests                            (5)     (9)      (29)    (31)

        Net income                         $    (1)           $  402  $6,175         $6,808


  Net income per unit                      $     - $   .09    $ 1.45  $ 1.58


  Weighted average units
   outstanding                               4,261   4,331     4,249   4,320








The accompanying notes are an integral part of these financial statements.

SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Page 1 of 2
                                   (In Thousands)
(unaudited)                                                  Six Months
                                                            Ended June 30
                                                            1995        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others              $ 59,359    $ 66,053
  Cash paid to suppliers, employees and affiliates      (46,757)    (52,672)
  Interest paid                                          (2,252)     (7,235)
        Net cash provided by operating
           activities                                    10,350       6,146

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures/purchase of assets                (2,601)     (3,531)
  Proceeds from sale of assets                                3           4
  Loans to affiliates, net of repayments                    724           -
  Change in restricted cash/marketable securities           738       2,450
  Cash acquired in purchase of resort property              353           -
        Net cash used by investing
           activities                                      (783)     (1,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                            5,339      43,500
  Deferred loan costs                                      (101)     (3,627)
  Principal payments, long-term debt                     (4,256)    (16,343)
  Principal payments, under capital
     lease obligations                                     (107)       (528)
  Principal payments, bonds payable                           -     (12,998)
  Distributions to partners                                (862)       (610)
  Distributions to minority interest                        (10)                  (17)
  Proceeds from the issuance of limited
     partner units                                            -         487
  Principal payments under revolving lines
     of credit                                                -     (11,885)
        Net cash provided/(used) by
           financing activities                               3      (2,021)

Net increase in cash                                      9,570       3,048

Cash and cash equivalents, beginning of period            3,265       7,340

Cash and cash equivalents, end of period                $12,835     $10,388









(continued)
The accompanying notes are an integral part of these financial statements.

SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Page 2 of 2
(In Thousands)
(unaudited)
                                                           Six Months
                                                          Ended June 30
                                                        1995           1996

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income                                         $ 6,175     $ 6,808
     Adjustments to reconcile net income
        to net cash provided by operating
        activities
          Depreciation/amortization expense               2,798       3,716
          (Gain)/loss on disposal/sale of fixed assets       (3)         (4)
          Minority interest                                  29          31
     Changes in assets and liabilities
        (Increase) decrease in:
          Accounts receivable, net                        1,872       1,492
          Inventories                                       (38)         64
          Prepaid expenses and other assets                (108)     (1,112)
     Increase (decrease) in:
          Accounts payable                                1,027         825
          Accrued expenses                                 (140)     (2,524)
          Customer deposits                              (1,078)     (2,505)
          Deferred revenues                                (184)       (645)

             Total adjustments                            4,175        (662)

Net cash provided by operating activities               $10,350      $6,146



Supplemental schedule of noncash investing and financing activities:

  Capital lease obligations of $190 were incurred during the six months ended June 30, 1995 when South Seas entered into leases for the upgrade of equipment.





















The accompanying notes are an integral part of these financial statements.
       SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) to present fairly South Seas Properties Company Limited Partnership ("South Seas") consolidated financial position as of June 30, 1995 and 1996, and the consolidated results of its operations for the three months and six months ended June 30, 1995 and 1996, and its consolidated cash flows for the six months ended June 30, 1995 and 1996. The results of operations for the six month period ended June 30, 1996 are not indicative of the results to be expected for the full year due to the seasonality of the business operation. For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' Prospectus dated March 25, 1996.


Note 2. Impact of Recently Issued Accounting Standards

        In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires a fair value based method of accounting for stock-based compensation. South Seas issued 94,250 limited partnership units under its' Management Equity Incentive Plan during the three months ended June 30, 1996. South Seas will apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than adopt SFAS No. 123. Therefore, no expense recognition for employee stock-based compensation will be reflected in results of operations, however full disclosure as required by SFAS No. 123 will be provided annually in the notes.

Note 3. Change in Debt Structure

        On March 28, 1996, South Seas completed the funding of the financing transaction as offered in the form S-1 Registration Statement. The total aggregate principal amount raised was $43,500,000, with interest payable monthly at 10%, and no principal reduction until maturity on April 15, 2003.

        The Notes are non-callable during the first four years of the term then become redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, the holders of Notes will be offered the opportunity to exchange the Notes for partnership units at an exchange rate of $12 per partnership unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to exchange the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

        On May 13, 1996, South Seas entered into a loan modification agreement whereby the entire amount of an existing loan balance ($6,985,998.92) could be treated as a revolving loan. On May 14, 1996 South Seas paid $6,885,000 under this new loan arrangement.

        No changes were made to existing amortization, interest or maturity terms.
        This loan matures in full on January 1, 1997.  (See Exhibit 10).

        On June 24, 1996, South Seas amended an existing loan agreement whereby the loan was bifurcated into a "permanent loan amount" (approximately $14.1 million) and a "revolving loan amount" ($5 million). No changes were made in the existing amortization schedule of principal, interest remains fixed at 10.8% on the permanent loan amount, and will be prime plus two hundred (200) basis points on the revolving loan amount. On June 28, 1996 South Seas paid $5,000,000 under this revolving loan. (See Exhibit 11).

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

GENERAL

 South Seas is one of the largest owners and operators of upscale beachfront and/or destination resorts and hotels in Florida. South Seas owns six resort and hotel properties, leases, operates and manages one resort spa, owns a golf and tennis club, and manages two additional resort properties located on Florida's Southwest coast. South Seas consolidates the results of operations of its owned properties and records management fees on the managed properties.

 South Seas has implemented a growth strategy which focuses on improving results at existing properties through increased revenues and increasing its operating leverage through centralized management. South Seas' growth strategy also focuses on acquiring and, to a lesser extent, developing new resorts and hotels in targeted markets with demographic and business characteristics consistent with its market profile.  The
Sanibel Inn was acquired on June 1, 1995 in exchange for 71,374 limited partnership units ("Units") plus a contingent, deferred cash payment of up to $700,000. This acquisition was accounted for under the purchase method for financial reporting purposes, and its results of operations have been included in the consolidated financial statements of South Seas for periods subsequent to the date of acquisition. In June 1995, South Seas entered into a four year lease agreement (the "Safety Harbor Lease") through a wholly-owned subsidiary, Safety Harbor Management Company, Ltd. ("Safety Harbor Management Co.") with an unrelated party pursuant to which it manages the Safety Harbor Resort and Spa ("Safety Harbor," Safety Harbor and the Sanibel Inn are collectively referred to herein as the "New Resorts").
The Safety Harbor Lease also provides Safety Harbor Management Co., with an option, expiring on May 31, 2000, to purchase Safety Harbor for an aggregate purchase price of between $17.5 million and $22.5 million, depending on the year the option is exercised. Management views the Safety Harbor Lease as a turnaround opportunity at an under-performing resort, as evidenced by its occupancy rate of approximately 35% in 1994 and 1995. Management believes that the performance of Safety Harbor can be improved by making certain renovations at the resort and also utilizing South Seas' marketing resources and operating skills. The Safety Harbor Lease requires that South Seas spend a minimum of $1.8 million in capital toward renovation during the term of the lease. South Seas anticipates that it will benefit from improved operating results at Safety Harbor since the lease payments under the Safety Harbor lease are fixed amounts and South Seas' right to purchase Safety Harbor under the Safety Harbor Lease is based on a series of annual fixed option prices.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

 Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended June 30, 1996 increased by $2.7 million, or 10.2% over the prior period.

 Room revenues increased by $1.7 million, or 11.0% over the prior period. Approximately $1.3 million, or 75.5% of the increase represents room revenues attributable to the New Resorts. Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately $418,000 or 2.8%. The increase in room revenues at Comparable Resorts resulted from a decrease in the average daily rate
("ADR"), offset by an increase in the percentage of occupancy. ADR at Comparable Resorts was $190.72 for 1996, compared to $193.70 in 1995, a decrease of $2.98, or 1.5%. Occupancy percentage at Comparable Resorts increased to 80.4% in 1996 from 78.2% for the same period in 1995. The changes in ADR and occupancy combine to reflect South Seas efforts to maximize revenue per available room ("REVPAR"), during both high and low demand periods. During the April through June period of 1996, REVPAR for Comparable Resorts increased $2.01 or 1.2% over the same period in 1995.
The New Resorts had an occupancy percentage of 47.2%, ADR of $144.11 and REVPAR of $68.03 during the three months ended June 30, 1996, however relative occupancy levels, REVPAR, and ADR at the New Resorts is in large part a result of Safety Harbor. Management of South Seas believes operating results at Safety Harbor will improve over time as its operational skills and marketing resources are fully utilized.

 Food and beverage revenues for the three months ended June 30, 1996 increased by $364,000, or 8.5% over the same period in 1995. The increase was due primarily to the additional food and beverage operations at Safety Harbor, $336,000 or 92.3% of the total increase. Food and beverage revenues at the Comparable Resorts increased slightly by $28,000 or .7% over the prior period.

 Retail revenues for the three months ended June 30, 1996 increased by $209,000, or 12.9% over the same period in 1995. Approximately $62,000, or 29.7% of the increase was due primarily to retail operations at the New Resorts. Retail revenues for Comparable Resorts for the three month period in 1996 increased by $147,000, or 9.2% compared to the prior period. The newly renovated Dunes Golf & Tennis Club's pro shop produced approximately $54,000 of the growth over the prior period.

 Other revenues for the three months ended June 30, 1996 decreased by $213,000, or 4.6% over the prior period. Approximately $361,000 of the decrease was attributable to the Comparable Resorts. Commissions from realty sales accounted for $182,000 of the decrease. However, it should be noted that total realty commissions for the six months ended June 30, 1995 and 1996 were $1,025,000 and $1,052,000, respectively. Therefore, there is no material variance but merely a shift in the recognition of those revenues (from first quarter to second quarter). Other revenues at the corporate level decreased approximately $172,000. The reduction relates to the impact of the consolidation of the New Resorts. This decrease was offset by $148,000 associated with other revenues from the New Resorts.

 Expenses. Total expenses for the three months ended June 30, 1996 increased by $2.3 million, or 8.7% over the prior period. As a percentage of revenues, expenses decreased slightly from 99.9% to 98.6% for the period.


 Room expense for the three months ended June 30, 1996 increased by $362,000 or 10.1% over the prior period. Room expense at Comparable Resorts increased $57,000 or 1.6% for the same period. Approximately $306,000 or 84.3% of the total increase reflects the additional expenses associated with the New Resorts. As a percentage of room revenues, room expense decreased slightly from 23.0% to 22.8%.

 Sales and marketing costs for the three months ended June 30, 1996 increased $468,000 or 34.4% over the prior period, of which $333,000 or 71.2% of the total increase was associated with operations of the New Resorts. The $135,000 or 10.8% increase experienced at the Comparable Resorts is consistent with the increase in revenues. As a percentage of total revenues, sales and marketing increased from 5.1% in the three months ended June 30, 1995 to 6.2% for the three months ended June 30, 1996, primarily due to increased marketing effort to reposition Safety Harbor.

 For the three months ended June 30, 1996, maintenance and grounds expense increased by $160,000 or 14.9% over the prior period, of which $128,000 or 80.0% of the total increase was attributable to the New Resorts. Increase at the Comparable Resorts for the same period was $32,000 or 3.2% and is consistent with expected maintenance costs for 1996. As a percentage of total revenues, maintenance and grounds expense increased from 4.0% to 4.2%.


 General and administrative expense for the three months ended
June 30, 1996 decreased by $776,000, or 13.1% over the prior period, and as
a percentage of revenues decreased from 22.2% to 17.5%.   Approximately
$495,000 increase in general and administrative expenses was attributable to operations of the New Resorts. These costs were offset by savings in insurance reserves. At June 30, 1995 South Seas accrued $325,000 in additional health insurance reserves. At June 30, 1996 South Seas reduced casualty insurance reserves by $347,000. The combined impact of these two insurance adjustments produces a $672,000 decrease from June 1995 to June 1996. The remaining $458,000 is due to timing of certain expenses. Certain expenses budgeted to occur during this time period were not incurred. However, management anticipates these to be incurred in future periods.

 Depreciation and amortization expense for the three months ended June 30, 1996 increased by $399,000 or 27.8% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 5.4% to 6.2%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of New Resorts acquired in June 1995 ($195,000 or 48.9% of the total), and higher amortization of loan costs associated with the public debt offering.

 Interest expense for the three months ended June 30, 1996 increased by $573,000 or 25.4% over the prior period. The increase was primarily attributable to the additional indebtedness that was incurred in March 1996 with the issuance of the $43.5 million of convertible bonds.

 Net Income. As a result of the foregoing factors, net income for the three months ended June 30, 1996 increased by $403,000 compared to the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

 Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges
 , fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the six months ended June 30, 1996 increased by $8.3 million, or 14.2% over the prior period.

 Room revenues increased by $4.7 million, or 13.4% over the prior period. Approximately $3.8 million, or 79.5% of the increase represents room revenues attributable to the New Resorts. Room revenues at Comparable Resorts increased by approximately $973,000 or 2.8%. The increase in room revenues at Comparable Resorts resulted from a slight increase in the ADR, combined with an increase in the percentage of occupancy. ADR at Comparable Resorts was $223.44 for 1996, compared to $222.72 in 1995, an increase of $.72, or .3%. Occupancy percentage at Comparable Resorts increased to 81.2% in 1996 from 80.5% for the same period in 1995. The changes in ADR and occupancy combine to reflect South Seas efforts to maximize REVPAR, during both high and low demand periods. During the six months ended
 June 30, 1996, REVPAR for Comparable Resorts increased $2.09 or 1.2% over the same period in 1995. The New Resorts had an occupancy percentage of 52.5%, ADR of $162.74 and REVPAR of $85.46 during the six months ended
 June 30, 1996, however relative occupancy levels, REVPAR, and ADR at the New Resorts is in large part a result of Safety Harbor. Management of South Seas believes operating results at Safety Harbor will improve over time as its operational skills and marketing resources are fully utilized.

 Food and beverage revenues for the six months ended June 30, 1996 increased by $1.1 million, or 11.6% over the same period in 1995. The increase was due primarily to the additional food and beverage operations at Safety Harbor, $964,000 or 89.4% of the total increase. Food and beverage revenues at the Comparable Resorts increased slightly by $114,000 or 1.2% over the prior period.

 Retail revenues for the six months ended June 30, 1996 increased by $438,000, or 12.9% over the same period in 1995. Approximately $148,000, or 33.8% of the increase was due primarily to retail operations at the New Resorts. Retail revenues for Comparable Resorts for the six month period in 1996 increased by $290,000, or 8.6% compared to the prior period. The newly renovated Dunes Golf & Tennis Club's pro shop produced approximately $80,000 of the growth over the prior period.

 Other revenues for the six months ended June 30, 1996 increased by $588,000, or 6.6% over the prior period. Approximately $146,000 of the increase was attributable to the Comparable Resorts. Club memberships at the newly renovated Dunes Golf and Tennis Club accounted for $260,000 of the increase. This increase was offset by lower management fees of $77,000, due to ownership of the Sanibel Inn in 1996 (and thus elimination of management fee income). The New Resorts contributed $442,000 or 75.2% of the total increase in other revenues.

 Expenses. Total expenses for the six months ended June 30, 1996 increased by $7.7 million, or 14.6% over the prior period. As a percentage

of revenues, expenses increased slightly from 89.4% to 89.8% for the period.


 Room expense for the six months ended June 30, 1996 increased by $1.1 million or 16.2% over the prior period. Room expense at Comparable Resorts increased $324,000 or 4.8% for the same period. Approximately $793,000 or 71.0% of the total increase reflects the additional expenses associated with the New Resorts. As a percentage of room revenues, room expense increased slightly from 19.5% to 20.0%.

 Sales and marketing costs for the six months ended June 30, 1996 increased $1.1 million or 42.8% over the prior period, of which $702,000 or 61.4% of the total increase was associated with operations of the New Resorts. The $441,000 or 17.2% increase experienced at the Comparable Resorts is slightly above the percentage growth in revenues and reflects marketing efforts targeted for the off-season. As a percentage of total revenues, sales and marketing increased from 4.5% in the six months ended June 30, 1995 to 5.7% for the six months ended June 30, 1996, primarily due to increased marketing effort to reposition Safety Harbor.

 For the six months ended June 30, 1996, maintenance and grounds expense increased by $452,000 or 21.4% over the prior period, of which $308,000 or 68.1% of the total increase was attributable to the New Resorts. Increase at the Comparable Resorts for the same period was $144,000 or 7.0% and is consistent with expected maintenance costs for 1996. As a percentage of total revenues, maintenance and grounds expense increased from 3.6% to 3.8%.


 General and administrative expense for the six months ended
June 30, 1996 decreased by $103,000, or 1.0% over the prior period, and as
a percentage of revenues decreased from 18.3% to 15.9%.   Approximately $1.3
million increase in general and administrative expenses was attributable to operations of the New Resorts. These costs were offset by savings in insurance reserves. At June 30, 1995 South Seas accrued $325,000 in additional health insurance reserves. At June 30, 1996 South Seas reduced casualty insurance reserves by $347,000. The combined impact of these two insurance adjustments produces a $672,000 decrease from June 1995 to June 1996. The remaining $700,000 is due to timing of certain expenses.
Certain expenses budgeted to occur during this time period were not incurred. However, management anticipates these to be incurred in future periods.


 Depreciation and amortization expense for the six months ended June 30, 1996 increased by $918,000 or 32.8% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 4.8% to 5.5%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of New Resorts acquired in June 1995 ($395,000 or 43.0% of the total), one time non-cash write-offs of approximately $150,000 in loan costs associated with the early retirement of existing loans with the proceeds from the public debt offering, and higher amortization of loan costs associated with the public debt offering.

 Interest expense for the six months ended June 30, 1996 increased by $976,000 or 22.1% over the prior period. The increase was attributable to the additional indebtedness that was incurred in March 1996 with the issuance of the $43.5 million of convertible bonds and $320,000 was associated with the New Resorts.

 Net Income. As a result of the foregoing factors, net income for the six months ended June 30, 1996 increased by $633,000 compared to the prior period.

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

 The Notes are non-callable during the first four years of the term then become redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, the holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $12 per partnership unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

 South Seas believes that cash generated by operations, together with the proceeds from the Notes Offering will be adequate to meet its working capital, debt service and capital expenditure requirements through 1996. South Seas' outstanding indebtedness, together with the Notes, places certain debt service obligations on the partnership. Subsequent to 1996 South Seas believes that it may be necessary to obtain additional debt or equity financing in order to accommodate its plan for growth and expansion. South Seas intends to pursue resort and/or hotel acquisitions and to a lesser extent development opportunities in order to achieve growth in its portfolio of properties. A portion of the expenditures associated with this growth strategy will be funded with cash generated from operations and approximately $10.7 million in proceeds from the Notes Offering.

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

 On June 30, 1996, South Seas had cash and cash equivalents of $10.4 million; and restricted cash and marketable securities, which was primarily funds held as a interest reserve fund on notes payable, of $3.4 million. Cash and cash equivalents increased by $3.0 million during the six months ended June 30, 1996.

 Cash flow from operations was approximately $6.1 million for the six months ended June 30, 1996 as compared to $10.4 million in the prior period. Cash flow from operations was negatively impacted by a $4.9 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest thereon with the proceeds from the public offering and now having higher debt balances with monthly interest payments. South
Seas' other major source of cash in the 1996 period was proceeds of $43.5 million from the Notes Offering. In addition to funding its operating activities, South Seas' major uses of cash during the 1996 period were principal payments on outstanding debt of approximately $41.8 million (primarily through proceeds of the Notes Offering, including $11.9 million under revolving lines), capital expenditures and asset purchases of approximately $3.5 million, and distributions to partners of approximately $610,000.

 South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

 In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after
December 15, 1995. SFAS No. 123 requires a fair value based method of accounting for stock-based compensation. South Seas issued 94,250 limited partnership units under its' Management Equity Incentive Plan during the three months ended June 30, 1996. South Seas will apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no expense recognition for employee stock-based compensation will be reflected in results of operations, however full disclosure as required by SFAS
No. 123 will be provided annually in the notes.

       SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
PART II - OTHER INFORMATION

                                Item 1.  Legal Proceedings
       Not applicable

Item 2.  Change in Partnership Units
       As part of South Seas Management Equity Incentive Plan, 94,250 limited partnership units were sold during the three months ended June 30, 1996 at $10 per unit. Each unit comes with five options to purchase additional units in the future. Refer to Exhibit 10.1 "Management Equity Incentive Plan" as filed under Form 10Q for the period ended March 31, 1996.

Item 3.  Defaults upon Senior Securities
       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
       No matters submitted during the three months ended June 30, 1996.

Item 5.  Other Information
       Not applicable

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits:
          Exhibit I - Weighted Average Units Outstanding
       (b) Reports on Form 8-K
         Not applicable

       SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
SIGNATURES
JUNE 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR                         RICHARD E. KRICHBAUM
CHAIRMAN OF                              VICE PRESIDENT OF FINANCE
T&T RESORTS, L.C., GENERAL               S.S. RESORT MANAGEMENT L.C
PARTNER OF SOUTH SEAS PROPERTIES         GENERAL PARTNER OF SOUTH SEAS
COMPANY LIMITED PARTNERSHIP              RESORTS COMPANY, L.P.
(SIGNATURE)                              (SIGNATURE)
AUGUST 14, 1996                     AUGUST 14,1996










TIMOTHY R. BOGOTT                        VIRGINIA S. BROOKS
PRESIDENT                           CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.             S.S. RESORT MANAGEMENT, L.C.
GENERAL PARTNER OF SOUTH SEAS            GENERAL PARTNER OF SOUTH SEAS
RESORTS COMPANY, L.P.                    RESORTS COMPANY, L.P.
(SIGNATURE)                              (SIGNATURE)
AUGUST 14, 1996                     AUGUST 14, 1996