Form 10-Q
period 1996-09-30
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1996-11-14
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     (941) 481-5600

     Indicate by check mark whether the registrant (1) has
     filed all re ports required to be filed by Section 13 or 15(d)
     of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.   X     YES      NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                       YES          NO

      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                          FORM 10-Q
                      SEPTEMBER 30, 1996

                            INDEX

                                                  PAGE NO.
COVER LETTER

PART I

  ITEM 1

     FINANCIAL INFORMATION

     Consolidated Balance Sheets at
      September 30, 1995 and 1996 and
       December 31, 1995                               1

     Consolidated Statements of Operations
      for the Three Months and Nine Months Ended
      September 30, 1995 and 1996                      2

     Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 1995
      and 1996                                         3-4

     Notes to Consolidated Financial Statements        5-6

   ITEM 2

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations   7-14

PART II

     OTHER INFORMATION                                  15


SIGNATURES                                              16

EXHIBITS:

     EXHIBIT 10 - CREDIT LYONNAIS LOAN AGREEMENT

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     EXHIBIT 99 - CALCULATION OF WEIGHTED AVERAGE
      UNITS OUTSTANDING

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                                       September 30
                                        Dec. 31
                                        1995         1995         1996
                                       (audited)  (unaudited)  (unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $7,340     $ 8,825     $ 6,641
     Restricted cash                                      5,818          82          21
     Restricted marketable securities             -           -       3,263
     Accounts receivable, trade                           6,261       3,316       3,999
     Inventories                              1,847       1,689       1,671
     Prepaid expenses and other                           1,975       1,572       2,002

          Total current assets                           23,241      15,484      17,597

PROPERTY, PLANT AND EQUIPMENT, net           76,668      73,849      77,992

LOAN COSTS, net                               2,450       1,740       5,416

GOODWILL, net                                 6,805       6,896       6,531

OTHER ASSETS                                  1,662       1,426       1,905

          Total assets                     $110,826     $99,395    $109,441


LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
     Current maturities of notes
      and mortgages payable                 $13,602     $15,728     $ 1,313
     Current maturities of bonds
      payable                                12,998       2,450           -
     Current obligations under
      capital leases                            398         402         256
     Accounts payable                         3,146       2,696       2,831
     Accrued expenses                         9,540       7,453       5,551
     Customer deposits                        4,708       3,011       3,188
     Deferred revenue                         1,073           8         425

          Total current liabilities          45,465      31,748      13,564

NOTES AND MORTGAGES PAYABLE, less
 current maturities                          75,555      60,988      64,294

BONDS PAYABLE, less current
 maturities                                       -      12,785      43,500

LONG-TERM OBLIGATIONS UNDER
 CAPITAL LEASES, less current
 obligations                                  1,112       1,221         706

OTHER LONG-TERM OBLIGATIONS                   1,384       1,384       1,304

COMMITMENTS AND CONTINGENCIES                     -           -           -

MINORITY INTERESTS                               12          13          18

PARTNERS' CAPITAL DEFICIENCY                (12,702)     (8,744)    (13,945)

          Total liabilities and
           partners' capital
           deficiency                      $110,826     $99,395    $109,441



The accompanying notes are an integral part of these financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except per unit data)
                              (unaudited)

                                          Three Months        Nine Months
                                       Ended September 30  Ended September 30
                                       1995         1996     1995      1996
Revenues

  Rooms                                    $10,795 $11,467   $46,174 $51,592
  Food and beverage                          3,214   3,216    12,531  13,611
  Retail                                     1,156   1,271     4,546   5,099
  Golf                                         204     411     1,776   2,196
  Spa and fitness                              431     468       601   1,892
  Other                                      3,157   3,489    12,078  12,998

        Total revenues                      18,957  20,322    77,706  87,388

Expenses

  Rooms                                      3,060   3,475     9,968  11,500
  Food and beverage                          2,779   3,076     9,448  10,678
  Retail                                               888     1,002   3,253          3,600
  Golf                                         161     240       662     777
  Spa and fitness                              278     278       351   1,064
  Other                                      1,422   1,658     4,747   5,135
  Condominium lease and rental
   expenses                                  3,296   3,533    13,289  14,639
  Sales and marketing                        1,532   2,041     4,202   5,854
  Maintenance and grounds                    1,176   1,275     3,285   3,836
  General and administrative
   - resort properties                       4,100   4,059    12,912  12,792
  General and administrative
   - corporate overhead                        974   1,094     2,893   2,989
  Depreciation and amortization              1,527   1,581     4,325   5,297
  Interest expense                           2,363   2,633     6,769   8,015

        Total expenses                      23,556  25,945    76,104  86,176

Income/(loss) before non-operating items
 and extraordinary item                     (4,599) (5,623)    1,602   1,212

  Net gain/(loss) on disposal/sale of
   fixed assets                               (308)      2      (305)      5
  Minority interests                            14       9       (15)    (22)
  Acquisition costs                           (340)      -      (340)      -

Income/(loss) before extraordinary item     (5,233) (5,612)      942   1,195
  Extraordinary item - early extinguish-
    ment of debt                                 -  (2,084)        -  (2,084)

        Net income/(loss)                  $(5,233)$(7,696)    $  942 $ (889)

  Net income/(loss) per unit before
    before extraordinary item              $ (1.22)$ (1.27)    $  .22 $  .28

  Net income per unit                      $ (1.22)$ (1.74)    $  .22  $(.20)

  Weighted average units
   outstanding                               4,308   4,414      4,269  4,351



The accompanying notes are an integral part of these financial statements.

SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Page 1 of 2
                                   (In Thousands)
(unaudited)
                                                            Nine Months
                                                         Ended September 30
                                                          1995        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others              $ 80,255    $ 88,130
  Cash paid to suppliers, employees and affiliates      (67,073)    (76,062)
  Interest paid                                          (5,833)     (9,943)
        Net cash provided by operating
           activities                                     7,349       2,125

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures/purchase of assets                (4,564)     (5,458)
  Proceeds from sale of assets                                -           5
  Loans to affiliates, net of repayments                    724           -
  Change in restricted cash/marketable securities           840       2,534
  Cash acquired in purchase of resort property              353           -   Acquisition costs           (340)             -
        Net cash used by investing
           activities                                    (2,987)     (2,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                            7,440      70,480
  Deferred loan costs                                      (164)     (5,939)
  Principal payments, long-term debt                     (4,671)    (38,645)
  Principal payments, under capital
     lease obligations                                     (103)       (548)
  Principal payments, bonds payable                           -     (12,998)
  Distributions to partners                              (1,294)       (919)
  Distributions to minority interest                        (10)                  (16)
  Proceeds from the issuance of limited
     partner units                                            -         565
  Principal payments under revolving lines
     of credit                                                -     (11,885)
        Net cash provided by
           financing activities                           1,198          95

Net increase/(decrease) in cash                           5,560        (699)

Cash and cash equivalents, beginning of period            3,265       7,340

Cash and cash equivalents, end of period                $ 8,825     $ 6,641









(continued)
The accompanying notes are an integral part of these financial statements.

SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Page 2 of 2
(In Thousands)
(unaudited)
                                                           Nine Months
                                                       Ended September 30
                                                        1995           1996

RECONCILIATION OF NET INCOME/(LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income/(loss)                                 $    942      $ (889)
     Adjustments to reconcile net income
        to net cash provided by operating
        activities
          Extraordinary item - early extinguish-
           ment of debt                                       -       2,084
          Depreciation/amortization expense               4,325       5,297
          (Gain)/loss on disposal/sale of fixed assets      305          (5)
          Minority interest                                  15          22
          Acquisition costs                                 340           -
     Changes in assets and liabilities
        (Increase) decrease in:
          Accounts receivable, net                        3,097       2,262
          Inventories                                         8         176
          Prepaid expenses and other assets                (290)       (270)
     Increase (decrease) in:
          Accounts payable                               (1,320)       (315)
          Accrued expenses                                  475      (4,069)
          Customer deposits                                (372)     (1,520)
          Deferred revenues                                (176)       (648)

             Total adjustments                            6,407       3,014

Net cash provided by operating activities               $ 7,349      $2,125



Supplemental schedule of noncash investing and financing activities:

  Capital lease obligations of $356 were incurred during the nine months ended June 30, 1995 when South Seas entered into leases for the upgrade of equipment.

  In 1995, South Seas acquired the Sanibel Inn in exchange for 71,374 partnership units. As part of the exchange, South Seas acquired
  $13.4 million in assets and assumed $12.3 million in liabilities.

  In 1995, South Seas issued 17,730 partnership units for the satisfaction of $225 of accrued interest payable.













The accompanying notes are an integral part of these financial statements.

      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly South Seas Properties Company Limited Partnership ("South Seas") consolidated financial position as of September 30, 1995 and 1996, and the consolidated results of its operations for the three months and nine months ended September 30, 1995 and 1996, and its consolidated cash flows for the nine months ended September 30, 1995 and 1996. The results of operations for the nine month period ended September 30, 1996 are not indicative of the results to be expected for the full year due to the seasonality of the business operation.
     For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' Prospectus dated March 25, 1996.


Note 2. Impact of Recently Issued Accounting Standards

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock
     Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires a fair value based method of accounting for stock-based compensation. South Seas issued 118,750 limited partnership units under its' Management
     Equity Incentive Plan during the nine months ended September
     30, 1996. South Seas will apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than adopt SFAS No. 123. Therefore, no expense recognition for employee stock-based compensation will be reflected in results of operations, however full disclosure as required by SFAS No. 123 will be provided annually in the notes.

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

     On May 13, 1996, South Seas entered into a loan modification agreement whereby the entire amount of an existing loan balance ($6,986,000) could be treated as a revolving loan. On May 14, 1996 South Seas reduced the loan by $6,885,000 under this new loan arrangement. No changes were made to existing amortization, interest or maturity terms. This loan was paid in full with the consolidation loan on September 26, 1996. (See discussion below).

     On June 24, 1996, South Seas amended an existing loan agreement whereby the loan was bifurcated into a "permanent loan amount" (approximately $14.1 million) and a "revolving loan amount"
     ($5 million). No changes were made in the existing amortization schedule of principal, interest remains fixed at 10.8% on the permanent loan amount, and will be prime plus two hundred (200)
     basis points on the revolving loan amount.  On June 28, 1996
     South Seas reduced the loan by $5,000,000 under this revolving loan. This loan was a part of the consolidation loan discussed below.

     On September 26, 1996, South Seas completed an $80 million senior consolidation loan, which includes a $40 million amortizing term portion and a $40 million revolving line of credit, to be used for working capital and future acquisitions. This loan will mature September 26, 2001. See Exhibit 10 for a complete discussion of amortization schedule and interest rates.

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

  South Seas has implemented a growth strategy which focuses on improving results at existing properties through increased revenues and increasing its operating leverage through centralized management. South Seas' growth strategy also focuses on acquiring and, to a lesser extent, developing new resorts and hotels in targeted markets with demographic and business characteristics consistent with its market profile. The Sanibel Inn was acquired on June 1, 1995 in exchange for 71,374 limited partnership units ("Units") plus a contingent, deferred cash payment of up to $700,000. This acquisition was accounted for under the purchase method for financial reporting purposes, and its results of operations have been included in the consolidated financial statements of South Seas for periods subsequent to the date of acquisition. In June 1995, South Seas entered into a four year lease agreement (the "Safety Harbor Lease") through a wholly-owned subsidiary, Safety Harbor Management Company, Ltd. ("Safety Harbor Management Co.") with an unrelated party pursuant to which it operates and manages the Safety Harbor Resort and Spa ("Safety Harbor," Safety Harbor and the Sanibel Inn are collectively referred to herein as the "New Resorts"). The Safety Harbor Lease also provides Safety
  Harbor Management Co., with an option, expiring on May 31, 2000, to purchase Safety Harbor for an aggregate purchase price of between $17.5 million and $22.5 million, depending on the year the option is exercised. Management views the Safety Harbor Lease as a turnaround opportunity at an under-performing resort, as evidenced by its occupancy rate of approximately 35% in 1994 and 1995. Management believes that the performance of Safety Harbor can be improved by making certain renovations at the resort and also utilizing South
  Seas' marketing resources and operating skills.  The Safety Harbor
  Lease requires that South Seas spend a minimum of $1.8 million in capital toward renovation during the term of the lease. South Seas anticipates that it will benefit, following a period where the resort will be renovated and repositioned, from improved operating results at Safety Harbor since the lease payments under the Safety Harbor lease are fixed amounts and South Seas' right to purchase Safety Harbor under the Safety Harbor Lease is based on a series of annual fixed option prices.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

  Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended September 30, 1996 increased by $1.4 million, or 7.2% over the prior period.

  Rooms revenues increased by $672,000, or 6.2% over the prior period. The increase in rooms revenues resulted from an increase in the average daily rate ("ADR"), and an increase in occupancy. ADR was $148.02 for 1996, compared to $144.46 in 1995, an increase of $3.56, or 2.5%. Occupancy as a percentage of total rooms available, increased to 62.2% in 1996 from 60.8% for the same period in 1995.
  The changes in ADR and occupancy combine to reflect South Seas efforts to maximize revenue per available room ("REVPAR"), during both high and low demand periods. During the July through September period of 1996, REVPAR increased $4.18 or 4.8% over the same period in 1995.

  Retail revenues for the three months ended September 30, 1996 increased by $115,000, or 10.0% over the same period in 1995. The renovated Dunes Golf & Tennis Club's pro shop produced approximately $61,000 or 53% of the growth over the prior period.

  Other revenues for the three months ended September 30, 1996 increased by $332,000, or 10.5% over the prior period. Approximately $133,000 or 40.1% of the increase was attributable to brokerage commissions earned on third party fund raising efforts.
  Additionally, higher interest earnings on both restricted reserve account balances and cash balances were realized.

  Expenses.  Total expenses for the three months ended
  September 30, 1996 increased by $2.4 million, or 10.1% over the prior period. As a percentage of revenues, expenses increased slightly from 124.3% to 127.7% for the period. As noted earlier, South Seas operations are seasonal in nature. Therefore, fixed costs may cause expenses to meet or exceed revenues during lower revenue quarters. This is a normal, recurring pattern in their business cycle.

  Rooms expenses for the three months ended September 30, 1996 increased by $415,000 or 13.6% over the prior period. As a percentage of rooms revenues, rooms expenses increased slightly from 28.3% to 30.3%, due primarily to additional costs at the Vacation Planning Center.

  Sales and marketing costs for the three months ended
  September 30, 1996 increased $509,000 or 33.2% over the prior period. As a percentage of total revenues, sales and marketing increased from 8.1% in the three months ended September 30, 1995 to 10.0% for the three months ended September 30, 1996, primarily due to increased marketing effort to reposition Safety Harbor.

  For the three months ended September 30, 1996, maintenance and grounds expense increased by $99,000 or 8.4% over the prior period. Primary increase is due to the Dunes being open for operations during 1996 and closed for renovation during 1995 (approximately $119,000). As a percentage of total revenues, maintenance and grounds expense remained relatively flat at 6.2% during 1995 and 6.3% during 1996.

  General and administrative expense for the three months ended
September 30, 1996 increased by $79,000, or 1.5% over the prior period, and as a percentage of revenues decreased from 26.8% to 25.4%.

  Depreciation and amortization expense for the three months ended September 30, 1996 increased by $54,000 or 3.5% over the prior period. As a percentage of revenues, depreciation and amortization expense decreased from 8.1% to 7.8%.

  Interest expense for the three months ended September 30, 1996 increased by $269,000 or 11.4% over the prior period. The increase was primarily attributable to the additional indebtedness partially offset by an overall lower cost of funds that was incurred in March 1996 with the issuance of the $43.5 million of convertible bonds.

  Extraordinary item - early extinguishment of debt. In September 1996 South Seas obtained an $80,000,000 consolidation loan. A non-cash loss was incurred of approximately $2.1 million and has been treated as an extraordinary item.

  Net Loss. As a result of the foregoing factors, net loss for the three months ended September 30, 1996 increased by $2.5 million compared to the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

  Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the nine months ended September 30, 1996 increased by $9.7 million, or 12.5% over the prior period.

  Rooms revenues increased by $5.4 million, or 11.7% over the prior period. Approximately $4.0 million, or 73.0% of the increase represents room revenues attributable to the New Resorts. Rooms revenues at Comparable Resorts increased by approximately $1.4 million or 3.3%. The increase in room revenues at Comparable Resorts resulted from an increase in the ADR, combined with an increase in the percentage of occupancy. ADR at Comparable Resorts was $202.60 for 1996, compared to $200.42 in 1995, an increase of $2.18 or 1.1%. Occupancy percentage at Comparable Resorts increased to 76.8% in 1996 from 76.0% for the same period in 1995. The changes in ADR and occupancy combine to reflect South Seas efforts to maximize REVPAR, during both high and low demand periods. During the nine months ended September 30, 1996, REVPAR for Comparable Resorts increased $3.24 or 2.1% over the same period in 1995. The New Resorts had an occupancy percentage of 47.8%, ADR of $148.18 and REVPAR of $70.57 during the nine months ended September 30, 1996, however relative occupancy levels, REVPAR, and ADR at the New Resorts are depressed in large part as a result of Safety Harbor. Management of South Seas believes operating results at Safety Harbor will begin to improve over time as its operational skills and marketing resources are fully utilized.

  Food and beverage revenues for the nine months ended September
  30, 1996 increased by $1.1 million, or 8.6% over the same period in 1995. The increase was due primarily to the additional food and beverage operations at Safety Harbor, $937,000 or 86.8% of the total increase. Food and beverage revenues at the Comparable Resorts increased slightly by $143,000 or 1.2% over the prior period.

  Retail revenues for the nine months ended September 30, 1996 increased by $553,000, or 12.2% over the same period in 1995. Approximately $156,000, or 28.2% of the increase was due primarily to retail operations at the New Resorts. Retail revenues for Comparable Resorts for the nine month period in 1996 increased by $397,000, or 8.9% compared to the prior period. The renovated Dunes Golf & Tennis Club's pro shop produced approximately $141,000 of the growth over the prior period. South Seas Plantation produced approximately $248,000 over the prior period through increased sales at their grocery outlets.

  Golf revenues increased $420,000 or 23.7% for the nine months ended September 30, 1996 over the prior period. This was a result of the renovated Dunes Golf and Tennis Club being open for business in 1996 versus closed and under renovation in 1995.

  Spa and fitness revenues increased by $1.3 million or 214.8% reflecting the results of operations at Safety Harbor, which was leased effective June 1, 1995. Thus, 1996 results reflect nine months of activity versus four months in 1995.

  Other revenues for the nine months ended September 30, 1996 increased by $920,000, or 7.6% over the prior period. Approximately $470,000 of the increase was attributable to the Comparable Resorts. Additional club membership revenue at the renovated Dunes Golf and Tennis Club accounted for $246,000 of the increase. Other revenues at Sundial were up approximately $210,000, primarily in the recreation department. This is a result of termination of the bike and boat concession which provided only a percentage of rental income. This operation is now owned and directly provided by the resort to its guests. The New Resorts contributed $450,000 or 48.9% of the total increase in other revenues.

  Expenses. Total expenses for the nine months ended September 30, 1996 increased by $10.1 million, or 13.2% over the prior period. As a percentage of revenues, expenses increased slightly from 97.9% to 98.6% for the period. As noted earlier, South Seas operations are seasonal in nature. Therefore, fixed costs cause may expenses to meet or exceed revenues during lower revenue quarters. This is a normal, recurring pattern in their business cycle.

  Rooms expenses for the nine months ended September 30, 1996 increased by $1.5 million or 15.4% over the prior period. Rooms expenses at Comparable Resorts increased $727,000 or 7.6% for the same period. Approximately $805,000 or 52.6% of the total increase reflects the additional expenses associated with the New Resorts. As a percentage of rooms revenues, rooms expenses increased slightly from 21.6% to 22.2%.

  Sales and marketing costs for the nine months ended September 30, 1996 increased $1.6 million or 39.3% over the prior period, of which $787,000 or 47.6% of the total increase was associated with operations of the New Resorts. The $865,000 or 22.9% increase experienced at the Comparable Resorts is above the percentage growth in revenues and reflects marketing efforts targeted for the off-season. As a percentage of total revenues, sales and marketing increased from 5.4% in the nine months ended September 30, 1995 to 6.7% for the nine months ended September 30, 1996, primarily due to increased marketing effort to reposition Safety Harbor.

  For the nine months ended September 30, 1996, maintenance and grounds expense increased by $551,000 or 16.8% over the prior period, of which $270,000 or 49.0% of the total increase was attributable to the New Resorts. Increase at the Comparable Resorts for the same period was $281,000 or 9.2% and is consistent with expected maintenance costs for 1996. As a percentage of total revenues, maintenance and grounds expense increased from 4.2% to 4.4%.

  General and administrative expense for the nine months ended
September 30, 1996 decreased by $24,000, or .15% over the prior period, and as a percentage of revenues decreased from 20.3% to 18.1%. Approximately $1.3 million increase in general and administrative expenses was attributable to operations of the New Resorts. These costs were partially offset by reductions in insurance reserves. At
September 30, 1995 South Seas accrued $325,000 in additional health insurance reserves. At September 30, 1996 South Seas reduced casualty insurance reserves by $347,000 to accurately reflect workers compensation claims reductions. The combined impact of these two insurance adjustments produces a $672,000 decrease from September 1995 to
September 1996.  The remaining $700,000 is due to timing of certain
expenses.   Certain expenses budgeted to occur during this time period were not incurred. However, management anticipates these to be incurred in future periods.

  Depreciation and amortization expense for the nine months ended September 30, 1996 increased by $972,000 or 22.5% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 5.6% to 6.1%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of New Resorts acquired in June 1995 ($512,000 or 52.7% of the total), increased depreciation expense on the significant fixed asset additions placed in service within the last twelve months and higher amortization of loan costs associated with the public debt offering.

  Interest expense for the nine months ended September 30, 1996 increased by $1.2 million or 18.4% over the prior period. The increase was attributable to the additional indebtedness that was incurred in March 1996 with the issuance of the $43.5 million of convertible bonds and $40,000 was associated with the New Resorts.

  Extraordinary item - early extinguishment of debt. In September 1996 South Seas obtained an $80,000,000 consolidation loan. A non-cash loss was incurred of approximately $2.1 million and has been treated as an extraordinary item.

  Net Income/(loss). As a result of the foregoing factors, net income for the nine months ended September 30, 1996 decreased by $1.8 million compared to the prior period.

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

  South Seas believes that cash generated by operations, together with the proceeds from the Notes Offering will be adequate to meet its working capital, debt service and capital expenditure requirements through 1996. South Seas' outstanding indebtedness, together with the Notes, places certain debt service obligations on the partnership. Subsequent to 1996 South Seas believes that it may be necessary to obtain additional debt or equity financing in order to accommodate its plan for growth and expansion. South Seas intends to pursue resort and/or hotel acquisitions and to a lesser extent development opportunities in order to achieve growth in its portfolio of properties. A portion of the expenditures associated with this growth strategy will be funded with cash generated from operations and proceeds from the Notes Offering.

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

  On September 30, 1996, South Seas had cash and cash equivalents of $6.6 million; and restricted cash and marketable securities, which was primarily funds held as a interest reserve fund on notes payable, of $3.3 million. Cash and cash equivalents increased by $699,000 during the nine months ended September 30, 1996.

  Cash flow from operations was approximately $2.1 million for the nine months ended September 30, 1996 as compared to $7.3 million in the prior period. Cash flow from operations was negatively impacted by a $4.1 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest thereon with the proceeds from the public offering and now having higher debt balances with monthly interest payments. South Seas' other major source of cash in the 1996 period was proceeds of $43.5 million from the Notes Offering. In addition to funding its operating activities, South Seas' major uses of cash during the 1996 period were principal payments on outstanding debt of approximately $63.5 million (primarily through proceeds of the Notes Offering, including $11.9 million under revolving lines), capital expenditures and asset purchases of approximately $5.5 million, and distributions to partners of approximately $919,000.

  South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after
December 15, 1995. SFAS No. 123 requires a fair value based method of accounting for stock-based compensation. South Seas issued 118,750 limited partnership units under its' Management Equity Incentive Plan during the nine months ended
September 30, 1996. South Seas will apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no expense recognition for employee stock-based compensation will be reflected in results of operations, however full disclosure as required by SFAS No. 123 will be provided annually in the notes.

      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Change in Partnership Units
        As part of South Seas Management Equity Incentive Plan, 24,500 limited partnership units were sold during the three months ended September 30, 1996 at $10 per unit
        (total of 118,750 during the nine months ended
        September 30, 1996). Each unit comes with five options to purchase additional units in the future.
        Refer to Exhibit 10.1 "Management Equity Incentive Plan" as filed under Form 10Q for the period ended March 31, 1996.

Item 3.  Defaults upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
        No matters submitted during the three months ended
        September 30, 1996.

Item 5.  Other Information
        Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:
         Exhibit I - Weighted Average Units Outstanding
         (b) Reports on Form 8-K
         Not applicable

      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
SIGNATURES
SEPTEMBER 30, 1996

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR                   RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.      VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                 S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES              GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP        SOUTH SEAS RESORTS
(SIGNATURE)                        COMPANY, L.P.
NOVEMBER 14, 1996                  (SIGNATURE)
                                   November 14,1996





TIMOTHY R. BOGOTT                  VIRGINIA S. BROOKS
PRESIDENT                          CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.       S.S. RESORT MANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS      L.C.
RESORTS COMPANY, L.P.              GENERAL PARTNER OF SOUTH (SIGNATURE)
(SIGNATURE)                        SEAS RESORTS COMPANY, L.P.
November 14, 1996                  (SIGNATURE)
                                   November 14, 1996