Form 10-K
period 1996-12-31
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1997-03-31
CIK 1005760

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

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

         (941) 481-5600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X YES     NO
                                         ------ ------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           YES      NO
                       ------- -------

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                    FORM 10-K
                                DECEMBER 31, 1996

                                      INDEX

                                                                            PAGE NO.
COVER LETTER                                                                   1-3
PART I

    ITEM 1 - BUSINESS

    ITEM 2 - PROPERTIES

    ITEM 3 - LEGAL PROCEEDINGS

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS - NOT APPLICABLE

PART II

    ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS - NOT APPLICABLE

    ITEM 6 - SELECTED FINANCIAL DATA

    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    ITEM 8 - FINANCIAL STATEMENTS

    ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE - NOT APPLICABLE

PART III

    ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT

    ITEM 11 - EXECUTIVE COMPENSATION

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT

    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SIGNATURES

EXHIBITS:


    EXHIBIT 10.1 - SAFETY HARBOR AMENDED LEASE AGREEMENT
    EXHIBIT 10.2 - PURCHASE OF SEASIDE INN
    EXHIBIT 10.3 - LETTER OF CREDIT
    EXHIBIT 27 - FINANCIAL DATA SCHEDULE
    EXHIBIT 99.1 - CALCULATION OF WEIGHTED AVERAGE
                 UNITS OUTSTANDING
    EXHIBIT 99.2 - RATIO OF EARNINGS TO FIXED CHARGES

BUSINESS

Overview

     South Seas Properties Company Limited Partnership ("South Seas") is one of the largest owners and operators of upscale beachfront destination resorts and hotels in Florida. South Seas owns six resort and hotel properties, plus an 18 hole golf course, and manages two additional resort properties, all located on Sanibel, Captiva, Estero and Marco Islands off Florida's gulf coast (collectively referred to as the "Properties"). South Seas, through its 99% owned subsidiary, South Seas Resorts Company Limited Partnership ("Management Company"), also operates a resort and spa located on Tampa Bay, Florida. The Properties are designed to appeal to families, leisure and retired travelers and business groups. The Properties range in size and style from the 552-unit South Seas Plantation resort on Captiva Island, to the 269 unit, 11 story Marco Radisson, to the 30-unit Song of the Sea Inn, a bed-and-breakfast located on Sanibel Island. By offering a wide variety of price points and vacation experiences, South Seas is able to appeal to a broad section of the vacation market. The Properties offer a combined total of approximately 1,700 condominium and hotel units, consisting of approximately 2,300 guest rooms, including luxurious beach homes, fully equipped condominiums, suites, cottages and hotel rooms. South Seas also owns and operates The Dunes Golf and Tennis Club on Sanibel Island, which features an 18-hole, par 70 golf course, seven soft surface tennis courts, full banquet and restaurant facilities and other amenities. Guests staying at any of the Properties have access to the amenities and vacation activities offered at all of the Properties. South Seas believes that this feature, combined with the Properties' attractive locations, enhances customer satisfaction and guests' perceptions of value.

     Overall management and marketing of the Properties is coordinated through the Management Company, which is headquartered in Fort Myers. The day-to-day operation of each Property is the responsibility of an on-site general manager. Management functions provided on a centralized basis include marketing, reservations, human resources, purchasing, property renovation and development, management information systems, finance and accounting. By providing these functions on a centralized basis, South Seas is able to achieve improved results on a more cost-effective basis. Marketing of the Properties is accomplished through a combination of South Seas' own sales force and arrangements with both national and international representatives.

Lodging Industry

     According to published industry data, the United States lodging industry consists of approximately 45,000 different properties offering approximately 3.4 million rooms for daily rental. The most common classifications used to analyze and compare properties within the lodging industry are location, average price, size, region and age. Additionally, each such classification can be further divided by service (i.e., luxury, upscale, mid-price, economy or budget). Toward the end of the 1980s and through the early 1990s, the lodging industry experienced increasing occupancy but declining profitability. This was due to a significant increase in the supply of rooms that offset almost all of the increase in demand. Overall, the lodging industry had net losses close to $15 billion in the five years ended 1992. Over the last four years, however, lodging industry profitability has improved. It is believed that this increase in profitability is due principally to a steady level of supply, moderately increasing demand, increased attention to costs and lower interest rates. The lodging industry made profits of $8.5 billion in 1995.

        The following chart profiles the U.S. lodging industry: (i) as a whole,
(ii) by service and (iii) by property location for the years ending December 31, 1994, 1995 and 1996.

                            LODGING INDUSTRY PROFILE
                                                                                     Percentage Change
                      Average  Occupancy                  Average Daily                  1995-96
Segment                                                     Room Rate
                     1994     1995     1996       1994       1995       1996        Sales Supply Demand
U.S.
Industry            64.7%    65.1%    65.7%    $ 64.24     $ 67.17     $ 71.66     10.0%    2.3%   3.1%

By service:
 Luxury             71.3%    72.2%    73.4%    $112.79     $117.70     $125.96     10.3%    1.4%   3.0%
 Upscale            68.1%    68.4%    68.1%    $ 77.19     $ 81.17     $ 85.54      9.0%    3.4%   3.4%
 Mid-price          65.9%    66.3%    66.3%    $ 58.26     $ 61.50     $ 65.63     10.2%    3.3%   3.3%
 Economy            62.0%    62.5%    62.6%    $ 45.18     $ 47.87     $ 51.01      9.1%    2.3%   2.4%
 Budget             61.4%    61.7%    61.7%    $ 34.34     $ 36.27     $ 38.48      6.9%    0.7%   0.7%

By property
location:
 Urban              67.0%    67.9%    69.2%    $ 89.32     $ 94.01     $102.15     11.8%    0.9%   2.9%
 Suburban           64.9%    65.7%    65.8%    $ 57.44     $ 60.80     $ 64.59      9.9%    3.2%   3.4%
 Airport            70.5%    70.8%    71.2%    $ 62.67     $ 66.20     $ 71.01      9.0%    1.1%   1.6%
 Highway            62.4%    62.7%    62.0%    $ 45.32     $ 48.03     $ 50.73      7.5%    3.0%   1.8%
 Resort             68.2%    68.6%    70.1%    $ 95.31     $103.82     $109.72      8.4%    0.3%   2.5%


Source:       Smith Travel Research Lodging Outlook

     The above table indicates that sales have increased 9.0% from 1995 to 1996 in the upscale hotel segment and that demand for rooms has remained steady with supply. By property location, resort sales have increased 8.4% from 1995 to 1996, while demand has out paced supply by a margin of 2.2%.

     It should be noted that Smith Travel Research has not provided any form of consultation, advice or counsel regarding any aspect of, and is in no way associated with, this document.

Strategy

     South Seas' strategy is to capitalize on its position in the Southwest Florida upscale resort and hotel market and to acquire and, to a lesser extent, develop new resorts and hotels in targeted markets that have the demographic and business characteristics that fit South Seas' market profile. In addition, South Seas may from time to time enter into operating leases for and/or manage new resorts and hotels that are owned by both related and unrelated parties. In implementing this strategy,

South Seas will build upon a base established over a 25-year period which includes the following four key elements:

     Leveraging Reputation and Extensive Local Market Knowledge. South Seas believes that one of its primary strengths is its well-recognized name and reputation in the South Florida market for high-quality, well-managed properties and commitment to a high level of guest satisfaction. The Management Company has sought to instill in all of its employees high standards of attentiveness to guests' needs and thoroughness in property management and maintenance. The size and structure of South Seas have given it the ability to implement such standards through the accountability, control and flexibility that result from having in-house capabilities to perform many maintenance and other guest services that others obtain by contract with unrelated parties. South Seas will attempt to enhance revenues, cash flow and profitability by relying on the substantial base of information concerning rent levels, operating and construction costs, comparable sales and regulatory processes and personnel that it and the executive officers of the Management Company have accumulated from having operated in the Southwest Florida market for over 25 years.

     High Quality Product. South Seas intends to continue its focus on high quality properties which are difficult to replicate and which provide high quality accommodations and amenities in unique settings. By providing full service, greater-than-usual amenities and outstanding guest service in such unique settings, South Seas is able to attract a broad range of guests who desire the look and feel of an upscale resort, and are willing to pay the associated premium rate for that market.

     Operating Cost Efficiencies. South Seas has made considerable investments in recent years in order to develop an infrastructure permitting it to centralize certain management functions for the Properties. South Seas believes that its centralized management structure will enable it to achieve operating cost efficiencies through shared staffing among Properties and large combined purchasing volume. As one of the largest resort and hotel owners and operators in the South Florida market, based on total rooms, South Seas is able to realize substantial savings in purchasing both goods and services. In addition, through concentration in the South Florida market, South Seas has acquired extensive knowledge of prevailing pricing structures, goods and services suppliers and contracting practices.

     Owner/Operator. South Seas believes that its ownership or option interest in the Properties results in product quality and service at a consistently higher level than many of its competitors, which are often operated by third-party management companies. South Seas' ownership and management of the Properties permits immediate integration of new services and allows South Seas to directly control expansion, effect pricing and execute other marketing decisions on a local basis without the time delay of consulting third-party owners or management companies. Management believes that the combined ownership and management of the Properties will provide South Seas with significant economies of scale thereby increasing South Seas' ability to control costs and allocate resources efficiently among the Properties. South Seas intends to continue to be an owner and operator of resorts and hotels instead of strictly an operator because of the existing competitive hotel management market. South Seas plans to continue the business of managing resort and hotel properties of owners (both related and unrelated with South Seas) with a view toward the potential acquisition of certain of such properties, although there can be no assurance in this regard.

Guaranteed Lease and Rental Programs

     South Seas offers condominium and single family home owners at South Seas Plantation, Sundial Beach Resort and Sanibel Inn the ability to participate in a guaranteed lease or rental program (the "Rental Program"), pursuant to which South Seas will either enter into a guaranteed lease or a best-efforts rental agreement with the property owner. See "Description of Properties."

     Under the guaranteed lease program, South Seas enters into a lease with the property owner and pays the property owner a fixed lease payment every month during the term of the lease. In addition to its fixed lease payment, property owners are typically paid additional rent based on the amount by which a stated percentage (typically 40%) of annual gross rental receipts exceeds the fixed annual lease payments. Under the guaranteed lease program, the property owner is restricted in its usage of the property. For example: the property owner may use the property for two weeks during high season and two weeks during low season, during which periods owners pay a per day rate of $10. If a property owner uses the property in excess of the foregoing limit, the property owner is required to pay some stated percentage (typically 80%) of the full published rate. The typical guaranteed lease arrangement is for a period of two years.

     Under the best-efforts rental program, South Seas does not lease the property nor guarantee any level of fixed monthly payments. Rather, South Seas and the property owner enter into a rental sharing agreement which typically provides that the property owner receives approximately 42.5% of the rental income and South Seas receives approximately 57.5%. Under the rental program, the property owners are not restricted from occupying the property for their own use. The rental program is typically terminable upon six months notice.

Marketing and Sales

     Since the formation of South Seas, a number of initiatives have been taken to enhance the marketing and sales of the Properties in national, international and local markets. In late 1995, South Seas appointed a vice president of marketing and sales at its centralized reservations center in Fort Myers to coordinate individual resort marketing and sales efforts, as well as to identify new cooperative strategies to achieve economies to improve the return on investment from marketing and sales expenditures.

     South Seas' core market consists of affluent leisure travelers to Florida principally originating from the midwest, the northeast and Florida domestic markets, as well as certain European markets (principally Germany and the United Kingdom). The profile of the target customer is a college educated head of household with an annual income in excess of $70,000. South Seas focuses on reaching its target customers through an integrated marketing communications mix of advertising, direct mail and public relations. In 1995, additional initiatives were launched to improve upon these efforts by consolidating individual resort advertising with one agency to facilitate cooperative programs, by building "South Seas Resorts" as a regional brand and by centralizing media and brochure purchasing in order to reduce costs. These initiatives were further developed in 1996 to include a South Seas magazine ("Shorelines") distributed in-room and via mail to past guests, a website featuring all resorts and a cross property lead incentive program for group sales.

     Significant secondary target markets of South Seas include planners of corporate, association and social meetings and travel agents who book individual leisure travel. South Seas' marketing and sales force is divided between Property dedicated directors of marketing and sales, with sales managers responsible for group business, and a corporate travel industry sales team representing all Properties. While the group sales effort remains Property focused, initiatives have been made to enhance this segment's sales volume and operating efficiency through shared participation in database profiling of prospects, trade shows, sales calls and external, contracted representation. The centralization of South Seas' travel industry sales was initiated in 1995 to eliminate redundancy among the Properties, to expand the reach of South Seas' sales effort without growth in corresponding expenditures, and to increase sales from the travel agent and wholesale channels through cross-selling.

     These efforts are further supported by new, internal, corporate service bureaus providing research, database/electronic marketing, public relations and graphic services. By centralizing these efforts as service bureaus, costs have been reduced at individual Properties (which previously employed these services on a dedicated basis) and these services have been made available to Properties previously unable to fund these efforts.

     Management believes that these initiatives, together with development of South Seas' central reservations center, will achieve economies and greater market penetration through consolidation/centralization and result in both increased revenues as well as lower marketing and sales cost as a percentage of revenues. Management also believes such initiatives will enable South Seas to tap new markets on a cost-effective basis.

Acquisition and Development

     South Seas has followed a strategy, of pursuing growth by developing, acquiring, owning, operating and managing high-quality properties for long-term income generation and value appreciation.

     South Seas believes that current hotel market conditions and the outlook in the South Florida market create acquisition and development opportunities that South Seas can best realize as a larger, more diversified organization. Consequently, South Seas will seek to expand its portfolio of Properties by acquiring existing properties and, to a lesser extent, by developing new properties. In addition, South Seas will also seek to increase earnings from its existing portfolio of Properties.

     South Seas believes that there are a significant number of opportunities to acquire properties in the South Florida market whose performance would benefit from the application of South Seas' management expertise and capabilities. See "Management." South Seas will actively pursue such acquisitions, both in exchange for Units and for outright cash purchase. In both cases, South Seas' approach will be to target specific situations in which it believes its expertise will make a difference.

     In seeking acquisitions in exchange for its partnership units ("Units"), South Seas will target two types of potential sellers: (i) private and family owners who may wish to exchange the risks and responsibilities of individual property ownership for greater diversification and other benefits of the ownership of Units in South Seas and (ii) owners who may particularly value the possible tax deferral of an exchange of property for Units. In pursuing acquisitions from both of these types of property owners, South Seas believes its reputation and its experience as an operator of properties similar to those of the potential sellers will provide important competitive advantages.

     In pursuing direct cash acquisitions, South Seas will target hotel properties that it believes have the potential for improved performance under South Seas' management practices. South Seas believes that its experience in acquiring properties will be of significant assistance in assessing acquisition opportunities. See "Management." South Seas will also target for acquisition hotel properties (including existing Properties) that it manages. South Seas believes that managing properties prior to acquiring them presents it with increased opportunities to purchase such properties and provides management with better knowledge of the operating results of such properties prior to making any acquisition decision.

     In evaluating acquisitions of existing resort or hotel properties, South Seas will consider the quality and condition of the physical facilities, design, materials and construction as well as market potential, operating and maintenance costs, average daily rates, occupancy rate, cash flow and other relevant factors. South Seas will seek properties for acquisition that it believes are under performing under current ownership and management and that will permit South Seas to realize improved performance through the management approach and capabilities of South Seas.

     In developing new properties, South Seas intends to emphasize quality of design, materials and construction in order to minimize ongoing operating and maintenance costs and maximize market appeal and long-term investment value. In selecting new development sites, South Seas will consider relevant factors, including: (i) employment growth and other demographic characteristics of the surrounding area; (ii) characteristics and performance of competitive properties in the area; (iii) costs that affect profitability of the investment, including construction, financing, operating and maintenance costs; and (iv) potential for periodic increases in room rates. Acquisition and development activities will be primarily concentrated in Florida.

     Other than with respect to the Seaside Inn and Safety Harbor, South Seas has not entered into options to purchase or definitive purchase agreements for the acquisition of any specific properties, although South Seas in the normal course of its business evaluates potential acquisitions and development opportunities.

Operations/Management

     The Properties are managed by the Management Company, a 99%-owned Subsidiary of South Seas, pursuant to certain management agreements between South Seas and the Management Company (the "Management Agreements"). Accordingly, 99% of net income or loss is consolidated and reported in the results of operations of South Seas. Under the Management Agreements, the Management Company collects all revenues generated by the Properties and remits all revenues to South Seas or the owners of managed Properties, as the case may be, after deducting (i) all expenses incurred in the operation of the Properties (including salaries and other benefits of employees of the Management Company and its general partner), (ii) base management fees ranging from 2% to 6% of gross revenues and (iii) incentive management fees of up to 15% of all or a part of net operating income.

     Management of the Properties is coordinated by a management team at South Seas' headquarters. This team is responsible for managing the financial and strategic needs of South Seas and the Properties. The management team administers insurance plans and business contract review, oversees human resources, management information systems, financial budgeting and forecasting for the Properties, and debt and capital negotiations and management, analyzes the financial feasibility of new resorts and hotels and identifies new systems and procedures to employ within the Properties to improve efficiency and profitability. The management team also coordinates each Property's sales force, designing sales training programs, tracking future business under contract and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team also oversees refurbishment of the Properties. The day-to-day operations of each Property are coordinated by an on-site general manager of each Property.

     Management of South Seas utilizes information systems that track each Property's daily occupancy, average room rate, and revenues in room, food and beverage and retail store operations. By having the latest available information at all times, management is better able to respond to changes in the market by focusing sales and field management efforts on periods of demand extremes and controlling variable expenses to maximize the profitability of each Property.

     Creating operating, cost and guest service efficiencies in each Property is a high priority to South Seas. With a total of nine resort and hotel properties and one golf course under management in the same geographic location, South Seas is able to realize significant cost savings due to economies of scale. By leveraging off of the total hotels/rooms under its management, South Seas is able to secure volume pricing from its vendors that is not always available to smaller management companies.

Competition

     Each of the Properties competes in its market area with numerous full service hotels, especially in the resort segment, and with numerous motels and other lodging establishments. Competitive factors in the lodging industry include reasonableness of rates, quality of accommodations, service levels and convenience of locations. South Seas believes it is competitively positioned to take advantage of its unique position on Sanibel and Captiva Islands. The Properties represent approximately 61% of the total available overnight rental units on Sanibel and Captiva Islands, a market which has added no significant new capacity over the last five years.

 Regulation and Insurance

     General

     A number of states, including Florida, regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosure and practices with respect to license agreements and the licensor/licensee relationship. South Seas believes that each of the Properties has the necessary permits and approvals to operate its business. Umbrella, auto, commercial liability and workers' compensation insurance are provided to the Properties under a "maximum loss" policy with Aetna and a property "maximum loss" policy with AIG. The AIG policy includes a special rider to provide insurance against interruptions of business. South Seas is self-insured up to the "maximum loss" provided in each policy. Insurance expense for the Properties was approximately $2.1 million, $2.7 million and $1.4 million in 1996, 1995 and 1994, respectively. South Seas maintains property and casualty insurance on the Properties in amounts that it believes to be adequate.

     In 1994 and 1995, South Seas was self-insured on health insurance with "maximum loss" caps (insurance provided on individual cases that could have exceeded $75,000). Sufficient and appropriate reserves have been established for claims (including future costs) incurred during that period. Effective January 1, 1997, South Seas entered into a fully insured program.

     Americans with Disabilities Act ("ADA")

     The Properties and any newly acquired or constructed resort/hotel properties must comply with Title III of the ADA to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. The ADA requires removal of structural barriers to access by persons with disabilities in certain public areas where such removal is readily achievable. Noncompliance could result in the imposition of fines or an award of damages to private litigants. The ADA considers hotel properties to be public accommodations. South Seas has taken into account an estimate of funds required to make any changes required by the ADA in determining the appropriate level of reserves and the expected level of debt service payments and distributions and believes that such costs can be covered by funds from operations and established reserves without any material adverse effect on South Seas' financial condition or results of operations.

     Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances when released, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell such real estate or to borrow, using such real estate as collateral. In addition to cleanup actions brought by federal, state and local agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private litigants. South Seas Plantation, the largest of the Properties, has purchased a Florida Storage Tank Third-Party Liability and Corrective Action Policy insuring, subject to certain limits, against pollution emanating from its storage tank systems. In addition, environmental surveys conducted within the last five years in connection with the acquisition and/or financings of South Seas Plantation, Sundial Beach and Tennis Resort, the Marco Radisson and The Dunes Golf & Tennis Club have not revealed the presence of any hazardous wastes or materials, the cost of remediation of which would materially adversely effect South Seas.

Employee Relations

         South Seas has no employees. As of December 31, 1996, the Management Company had approximately 1,870 employees, and no organized labor union existed. In mid-1996, a single employee at South Seas Plantation promoted unionization of portions of the hourly employee force at that property. Support for further activity did not and has not occured. Moreover, South Seas believes that labor relations with employees of the Management Company are good, and does not believe the aforementioned unionization activity will materialize. South Seas provides housing to certain on-site employees at South Seas Plantation at below-market rent. South Seas maintains employee incentive programs for employees in areas such as housekeeping, maintenance, food & beverage and retail.

Description of Properties

     South Seas currently owns six resort/hotel properties and a golf and tennis club, leases with an option to purchase one resort and manages two other resort and hotel properties (Seaside Inn was purchased in January 1997). The Properties are all located in Southwest Florida and are managed by the Management Company.

Owned Properties

     South Seas Plantation. South Seas Plantation is the largest of the resort properties in which South Seas owns an interest. South Seas holds a 99% limited partnership interest in South Seas Resort Limited Partnership, the entity that owns South Seas Plantation. San-Cap Resort, L.C., a Florida limited liability company (owned equally by Mr. Taylor and Mr. Ten Broek. See "Management") holds the remaining 1% ownership interest in South Seas Resort Limited Partnership. South Seas Plantation is a 330-acre resort on the north end of Captiva Island, Florida. The resort consists of approximately two miles of beach frontage on the Gulf of Mexico, a major tennis facility, a nine-hole golf course, a major conference center, a shopping complex, three restaurants and a major marina complex accessible from the Gulf of Mexico and the Intracoastal waterway. Approximately 900 dwelling units have been developed since 1972, including hotel rooms (106) and employee housing owned by South Seas Resort Limited Partnership (approximately 160), condominiums and single-family homes (580) and interval ownership or time-share condominiums (110). South Seas Resort Limited Partnership offers a rental program to condominium and single family home owners at South Seas Plantation which includes a guaranteed lease or a sharing of actual rental income between the owner of the property and South Seas Resort Limited Partnership. See "Business - Guaranteed Lease and Rental Programs." Of the 580 condominiums and single family homes at South Seas Plantation, 459 are presently managed as rental units by South Seas on behalf of the owners. South Seas Plantation benefited from a $2.0 million renovation in 1996 consisting of substantial reconstruction of its fine dining restaurant (King's Crown) and a complete facelift of its entrance, tennis center and south end common area facilities.

     Radisson Suite Beach Resort ("Marco Radisson"). The Marco Radisson, located on 7.8 acres on Marco Island, Florida, consists of 269 hotel units, 168 of which are one-bedroom suites, 46 of which are two-bedroom suites and 55 of which are guest rooms. Amenities at the Marco Radisson include approximately 360 feet of direct beach frontage overlooking the Gulf of Mexico, a swimming pool, tennis courts, a game room, a conference facility and two restaurants. It was acquired by South Seas in September 1994. The Marco Radisson has undergone approximately $4.5 million in renovations through December 31, 1996. An additional $2.4 million in renovations are currently scheduled for 1997.

     Sundial Beach Resort. Sundial Beach Resort is located on Sanibel Island, Florida. All 407 condominium units at the Sundial Beach Resort are privately owned, and 262 of these units are presently managed as rental units by South Seas on behalf of the owners. See "Business Guaranteed Lease and Rental Programs." The Sundial Beach Resort consists of a main registration building, an administrative building and various recreational facilities, all located on approximately seven acres, including approximately 2,300 feet of Gulf of Mexico beach frontage. In addition to rental units, meeting and banquet rooms and executive offices, the main registration building includes the Windows on the Water

Restaurant, Noopies Restaurant, Beaches Bar & Grill, a Deli & Gift Shoppe and Crocodile's Pool Bar. The Sundial Beach Resort complex also includes 12 tennis courts as well as a tennis pro shop and a retail boutique. Other amenities on this Property, some of which are owned by the condominium associations and not by South Seas, include six swimming pools, shuffleboard courts and covered outdoor recreation and banquet areas.

     The Dunes Golf & Tennis Club. The Dunes Golf & Tennis Club on Sanibel Island, Florida, is a private golf and tennis club and the only non-hospitality property in South Seas' portfolio. Guests staying at any of the Properties are generally granted temporary golf and tennis privileges at The Dunes Golf & Tennis Club on a fee basis. The club features an 18-hole, par 70 golf course designed by Mark McCumber, seven soft-surface tennis courts, a swimming pool, volleyball courts, pro shop, full banquet facilities and a full-service restaurant. In 1995, The Dunes Golf & Tennis Club underwent a $2.8 million renovation providing a completely new clubhouse, kitchen, dining area, pro shop, putting greens, maintenance building and significant renovations to the golf course and irrigation system.

     Sanibel Inn. The Sanibel Inn is located on Sanibel Island, Florida. The Sanibel Inn offers 96 guest rooms and includes approximately 570 feet of direct beach frontage on the Gulf of Mexico, two meeting rooms, a swimming pool, tennis courts, sailing and windsurfing, a full service restaurant and cabana service. Phase I of a refurbishment program was completed in 1995. The scope of Phase I included renovations to its room interiors, grounds and building exteriors. Phase II renovation program, estimated at $225,000 is scheduled for 1997. Twenty-eight of the 30 condominium units at Sanibel Inn are presently managed as rental units by South Seas on behalf of the owners. See "Business - Guaranteed Lease and Rental Programs."

     Best Western-Sanibel Island Beach Resort ("Best Western-Sanibel"). The Best Western-Sanibel is located on Sanibel Island, Florida. It offers 46 guest rooms and includes approximately 350 feet of direct beach frontage overlooking the Gulf of Mexico, a swimming pool, tennis courts and shuffleboard courts.

     Song of the Sea Inn. The Song of the Sea Inn is located on Sanibel Island, Florida. The Song of the Sea Inn offers 30 guest rooms and includes approximately 200 feet of direct beach frontage overlooking the Gulf of Mexico, a swimming pool, whirlpool, tennis courts and laundry facilities.

     The following table presents information concerning each Property owned by South Seas for the years ended 1994, 1995 and 1996:


                     # of   Average   Occupanc.          Average Room Rates               REVPAR(4)
                     Units   1994   1995    1996       1994    1995     1996      1994      1995       1996
Property
South Seas
 Plantation          565(1)  72.7%  71.1%   71.8%   $216.23   $229.20  $231.25   $157.27   $163.00   $166.00
Marco Radis-
 son(2)              269     75.6%  73.8%   79.5%   $125.83   $136.56  $138.51   $ 95.13   $100.76   $110.07
Sundial Beach
 Resort              262     77.0%  76.3%   73.1%   $184.26   $192.28  $200.00   $141.88   $146.62   $146.23
Sanibel Inn(3)        96     68.2%  70.6%   68.0%   $159.45   $174.99  $178.91   $108.74   $123.54   $121.63
Best Western-
 Sanibel              46     86.1%  84.8%   84.6%   $134.65   $146.21  $147.97   $115.93   $123.94   $125.12
Song of the
 Sea Inn              30     86.0%  83.9%   83.8%   $169.11   $177.38  $175.21   $145.43   $148.83   $146.87

Weighted Average             74.7%  73.6%   74.3%   $179.08   $191.13  $193.61   $133.82   $140.66   %143.85

(1) Includes 9 single-family homes located adjacent to South Seas Plantation whose owners participate in South Seas' guaranteed lease and rental programs.
(2)            Acquired September 23, 1994.
(3) Acquired June 1, 1995, under management during all periods presented.
(4)            Revenue per available room night.

Leased Property

    Safety Harbor Spa and Resort ("Safety Harbor"). Safety Harbor is located on Tampa Bay in Safety Harbor, Florida, near Clearwater, Florida. The resort consists of 172 guest rooms, a 16,500-square-foot conference center, a 50,000-square-foot spa and fitness center (including natural underground water springs), a tennis facility and two dining facilities. Safety Harbor is operated by the Management Company under the terms of a lease agreement between Safety Harbor Spa & Fitness Center, Inc. (the owner of Safety Harbor) and Safety Harbor Management Company, Ltd. (a wholly-owned Subsidiary of the Management Company). The lease (as amended in January 1997, see subsequent event footnoote to the audited financial statements) is through May 2000 and commenced in June 1995. Safety Harbor Management Company, Ltd. has an option to purchase Safety Harbor. The option is exercisable no later than May 31, 2000. The exercise price of the option is $11.4 million with an additional earn-out arrangement, payable over a number of years based on the financial results of the property, of $8.0 million. The lease requires minimum capital improvements of $3.0 million during the term of the lease. As of December 31, 1996, $1.9 million had been invested in rooms refurbishment. An additional $750,000 is planned in 1997 in a refurbishment program targeting areas such as the main lobby, meeting rooms, retail and additional guest room improvements.

Managed Properties

    Seaside Inn. The Seaside Inn on Sanibel Island consists of seven buildings which house 32 rental units. This Property is located on approximately 200 feet of direct frontage on the Gulf of Mexico and features a swimming pool and a "Key West" type of atmosphere for its guests. In 1995, the Seaside Inn underwent a renovation of its rooms and exterior at a total cost of approximately $1.0 million.

    In January 1997, South Seas exercised an option to purchase the Seaside Inn from its owner, Florida Income Fund, L.P., for $6.5 million. The exercise price of the option was determined by negotiation between South Seas and Florida Income Fund, L.P. Mariner Capital Management, Inc., an Affiliate of South Seas, and MCD Real Estate, Inc., an Affiliate of McDonald & Company, Securities, Inc., are the general partners of Florida Income Fund, L.P. An appraisal of the Seaside Inn conducted subsequent to the execution of the option agreement indicated that the fair market value of the Seaside Inn was $5,700,000, excluding the value of the management contract. This appraisal made certain valuation assumptions including a reserve for a lower number of rental units. Management believes the purchase price for the Seaside Inn is representative of the fair market value for the property at the time of purchase.

    Best Western Pink Shell Beach Resort. The Best Western Pink Shell Beach Resort is located on Estero Island, Florida, near Fort Myers Beach, overlooking the Gulf of Mexico and Matanzas Bay. The 208 guest rooms consist of one-, two- and three-bedroom cottages, one- and two-bedroom suites, gulf front condominiums, efficiencies and hotel rooms. This resort features a 200 foot fishing dock, meeting facilities, two swimming pools, two lighted tennis courts, a beachfront bar and grill, a bayside cafe and award winning supervised children's programs. The Best Western Pink Shell Beach Resort is owned by Florida Income Fund III, L.P. Mariner Capital Management, Inc., an Affiliate of South Seas, and MCD Real Estate, Inc., an Affiliate of McDonald & Company Securities, Inc., are the general partners of Florida Income Fund III, L.P. South Seas plans to negotiate to acquire this property in 1997. There can be no assurance that an acquisition will be achieved.

Legal Proceedings

     South Seas and the Management Company are involved in legal proceedings that have arisen in the ordinary course of business. While complete assurance cannot be given as to the outcome of any litigation, South Seas believes any financial impact or effect on the business of South Seas of pending litigation would not be material.

SELECTED HISTORICAL FINANCIAL DATA (dollars in thousands, except ratios and notes)

     The selected historical financial data presented below as of and for each of the three years ended December 31, 1994, 1995 and 1996 are derived from the audited consolidated financial statements of South Seas and should be read in conjunction with such consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical data presented below for the years ended December 31, 1992 and 1993 is also derived from the audited consolidated financial statements of South Seas, which statements are not presented separately herein.

     The selected historical financial data includes operations of businesses (as disclosed in Note 1 of the consolidated financial statements) for all periods presented or since formation if the entity began operations after January 1, 1992. These controlled entities include the businesses acquired from The Mariner Group on January 1, 1994 and the resorts which were acquired from the Song of the Sea Company, Ltd., and Jolly Roger Resort, Ltd. (formed July 23, 1992) on June 1, 1995. On December 31, 1993, South Seas increased its ownership interest in South Seas Resort Limited Partnership ("SSRLP") to 99% through the acquisition of the remaining limited partnership interests. Prior to December 31, 1993, South Seas owned a 70.5% interest in SSRLP. The Marco Radisson has been included since its acquisition on September 23, 1994, the Sanibel Inn has been included since its acquisition on June 1, 1995, and the Safety Harbor Resort and Spa has been included since the commencement of its lease on June 1, 1995.

                                                         Years Ended December 31,
                                      1992           1993          1994          1995          1996
Income Statement Data:
 Total Revenues                      $69,317        $73,243       $79,485      $ 98,854      $110,103
 Operating Expense                    49,350         51,466        54,228        65,720        74,311
 Gen and Admin                         9,287         10,665        13,773        20,008        20,076
 Deprec and Amortiz                    3,308          3,666         4,423         5,703         7,326
 Interest expense                      5,025          4,284         5,485         9,391        10,536
 Other (income) exp                      613         (2,844)          (72)          606           181
 Minority int income                      71          1,301            14            13            10
 Extraordinary item                        -              -             -             -         2,046
 Net income (loss)                    $1,663         $4,705        $1,634       $(2,587)     $ (4,383)
 Net income (loss)
  per partnership
  unit (b)                              0.42           1.12          0.39          (.61)        (1.00)
 Distributions per
  partnership unit                                     0.37          0.85           .40  (c)      .28
Other data:
 Ratio of earnings to
 fixed charges (d)                     1.169x         1.500x(f)     1.146X               (e)          (e)
 EBITDA (g)                           $9,996        $12,655       $11,542       $12,507       $13,479
 Capital expenditures (h)              6,184          1,391        25,403         8,389         8,969
 Consolidated Net Operating
  Profit (i)                          10,067         11,112        11,484        13,126        15,716

Balance Sheet Data:
 Total assets                       $ 53,808        $57,874       $84,938      $110,826      $111,042
 Long-term obliga-
  tions (incl current
  portion)                          $ 51,905  (j)   $54,317       $80,211      $105,049      $112,808
 Partners' capital
  deficiency                        $(10,674)       $(7,529)      $(9,522)     $(13,527)     $(18,529)

(a) Included in operating results for 1991 and 1992 were costs of $1,400,000 and $613,000, respectively, related to repairs to certain condominium units. In 1993, South Seas recovered $1,866,000 of these costs as a result of a litigation settlement. Also in 1993, South Seas recorded a gain in the amount of $978,000 in connection with the sale of a real estate parcel.

(b) Includes distributions made by Song of the Sea Company, Ltd. and Jolly Roger Resort, Ltd. Of $100,000, $479,000, and $759,000 in 1992, 1993,
        and 1994, respectively.

(c)     Distribution represents a return of capital.

(d)       For the purpose of calculating the ratio of earnings to fixed charges
          (i) earnings consist of consolidated net income (loss) from operations plus fixed charges (excluding capitalized interest) and (ii) fixed charges consist of interest expense (including capitalized interest) on all indebtedness, amortization of loan costs and that portion of rental expense that is representative of interest.

(e) Earnings did not cover fixed charges by $2,587,000 in 1995 and $4,383,000 in 1996. Fixed charges include $10,171,000 and $11,315,000 of interest and amortization of loan costs in 1995 and 1996, respectively.

(f) The ratio of earnings to fixed charges for 1993 reflects the impact of certain non-recurring revenues. Excluding the effect of such non-recurring revenues, the ratio of earnings to fixed charges for 1993 would have been 1.278x.

(g) EBITDA (earnings before interest, depreciation, and amortization) is presented here not as a substitute for operating income, net income or cash flows from operating activities determined in accordance with generally accepted accounting principles, but rather as a measure of South Seas' operating performance and ability to service debt. South Seas has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

(h) Excludes capital expenditures incurred by acquired resorts prior to acquisition.

(i) Consolidated Net Operating Profit is not determined in accordance with generally accepted accounting principles and it is presented here not as a substitute for consolidated net operating income as determined in accordance with generally accepted accounting principles, but rather as a defined term from the Indenture to determine compliance with certain covenants contained in the Indenture. South Seas has defined Consolidated Net Operating Profit as net income (loss) without regard to depreciation and amortization, interest expense, minority interest and any non-recurring, unusual items of income or expense.

(j) Included in current liabilities as of December 31, 1992 was approximately $30,400,000 of mortgage notes payable. In 1993, South Seas refinanced approximately $29,700,000 of mortgage notes payable, which were classified as long-term indebtedness as of December 31, 1993.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP

                       CONSOLIDATED FINANCIAL STATEMENTS,
                 TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

                           DECEMBER 31, 1995 and 1996

                            C O N T E N T S

                                                                          Page
REPORT OF INDEPENDENT ACCOUNTANTS                                           1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                              2

   Consolidated statements of operations                                    3

   Consolidated statements of partners' capital deficiency                  4

   Consolidated statements of cash flows                                5 - 6

   Notes to consolidated financial statements                          7 - 20

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

Advisory Board
South Seas Properties Company Limited Partnership
Fort Myers, Florida

We have audited the accompanying consolidated balance sheets of South Seas Properties Company Limited Partnership as of December 31, 1995 and 1996 and the related consolidated statements of operations, partners' capital deficiency, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Seas Properties Company Limited Partnership as of December 31, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The consolidated financial statements give retroactive effect to the 1995 acquisitions which, because there was a high degree of common ownership and control, have been accounted for as a reorganization, in a manner similar to a pooling of interests, as described in Note 1 to the consolidated financial statements.

COOPERS & LYBRAND, L.L.P.

Fort Myers, Florida
March 17, 1997

               SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      December 31
                                                               -----------------------
   ASSETS                                                        1995             1996
                                                                 ----             ----
CURRENT ASSETS
   Cash and cash equivalents                                    $7,340          $6,459
   Restricted cash                                               5,818             201
   Accounts receivable, trade                                    6,261           6,743
   Receivables from affiliates                                       -             543
   Inventories                                                   1,847           1,677
   Prepaid expenses and other                                    1,975           1,637
                                                              --------        --------
       Total current assets                                     23,241          17,260

PROPERTY, PLANT AND EQUIPMENT, net                              76,668          79,904

LOAN COSTS, net                                                  2,450           5,660

GOODWILL, net                                                    6,805           6,440

OTHER ASSETS                                                     1,662           1,778
                                                              --------        --------
       Total assets                                           $110,826        $111,042
                                                              ========        ========
   LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

CURRENT LIABILITIES
   Current maturities of notes and mortgages payable           $13,602          $1,750
   Current maturities of bonds payable                          12,998               -
   Current obligations under capital leases                        398             265
   Accounts payable                                              3,146           4,410
   Accrued expenses                                              9,540           4,940
   Customer deposits                                             4,708           4,976
   Deferred revenue                                              1,073           1,585
                                                              --------        --------
       Total current liabilities                                45,465          17,926

NOTES AND MORTGAGES PAYABLE, less current maturities            75,555          65,357

BONDS PAYABLE, less current maturities                               -          43,500

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES,
   less current obligations                                      1,112             631

OTHER LONG-TERM OBLIGATIONS                                      1,384           1,305

COMMITMENTS AND CONTINGENCIES                                        -               -

PARTNERSHIP UNITS SUBJECT TO REDEMPTION                            825             825

MINORITY INTERESTS                                                  12              27

PARTNERS' CAPITAL DEFICIENCY                                   (13,527)        (18,529)
                                                              --------        --------
       Total liabilities and partners' capital deficiency     $110,826        $111,042
                                                              ========        ========

The accompanying notes are an integral part of these financial statements

               SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                                   Year Ended December 31
                                                                              1994         1995        1996
                                                                            ---------    ---------    ---------
REVENUES
   Rooms                                                                    $  44,965    $  58,259    $  64,427
   Food and beverage                                                           13,957       17,060       18,007
   Retail                                                                       5,427        5,948        6,632
   Golf                                                                         2,568        2,331        2,868
   Spa and fitness                                                                 --        1,230        2,448
   Other                                                                       12,568       14,026       15,721
                                                                            ---------    ---------    ---------
            Total  revenues                                                    79,485       98,854      110,103
                                                                            ---------    ---------    ---------
EXPENSES
   Rooms                                                                        9,860       13,093       14,995
   Food and beverage                                                           10,521       12,972       14,306
   Retail                                                                       3,884        4,348        4,670
   Golf                                                                         1,003          902        2,148
   Spa and fitness                                                                 --          731        1,408
   Other                                                                        5,087        6,130        5,469
   Condominium lease and rental expenses                                       14,800       16,823       18,296
   Sales and marketing                                                          4,186        6,107        7,773
   Maintenance and grounds                                                      4,887        4,614        5,246
   General and administrative - resort properties                              11,830       16,935       17,221
   General and administrative - corporate overhead                              1,943        3,073        2,855
   Depreciation and amortization                                                4,423        5,703        7,326
   Interest expense                                                             5,485        9,391       10,536
                                                                            ---------    ---------    ---------
            Total expenses                                                     77,909      100,822      112,249
                                                                            ---------    ---------    ---------
Income/(loss) before non-operating items and extrao                             1,576       (1,968)      (2,146)

   Net gain/(loss) on disposal/sale of fixed assets                                72         (266)           4
   Acquisition costs                                                               --         (340)        (185)
   Minority interests                                                             (14)         (13)         (10)
Income/(loss) before extraordinary item                                         1,634       (2,587)      (2,337)
                                                                            ---------    ---------    ---------
   Extraordinary expense (write-off of loan costs)                                 --           --       (2,046)
                                                                            ---------    ---------    ---------
            Net income/(loss)                                               $   1,634    $  (2,587)   $  (4,383)

Net income/(loss) per unit before extraordinary exp                         $    0.39    $   (0.61)   $    (.53)
                                                                            =========    =========    =========
Net loss per unit for extraordinary expense                                 $      --    $      --    $    (.47)
                                                                            =========    =========    =========
Net income/(loss) per unit                                                  $    0.39    $    (.61)   $   (1.00)
                                                                            =========    =========    =========
Weighted average units outstanding                                              4,219        4,271        4,370
                                                                            =========    =========    =========

The accompanying notes are an integral part of these financial statements

               SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL DEFICIENCY
                                 (In Thousands)

                                                       Outstanding Units
                                                  ----------------------------
                                                  General    Limited              General      Limited
                                                  Partners   Partners     Total   Partners     Partners     Total
Balance, December 31, 1993                           851       3,368      4,219   $    347     $(7,876)    $(7,529)

Net Income for the year ended
  December 31, 1994                                   --          --         --        295       1,339       1,634

Distributions ($.80 per unit)                         --          --         --       (681)     (2,946)     (3,627)
                                                    ----       -----      -----   --------     -------     -------
Balance, December 31, 1994                           851       3,368      4,219        (39)     (9,483)     (9,522)

Net loss for the year ended
  December 31, 1995                                   --          --         --       (511)     (2,076)     (2,587)

Units issued to purchase resort property              --          71         71         --         906         906

Units issued for conversion of debt to equity         --          18         18         --         225         225

Partnership units subject to redemption               --          --         --         --        (825)       (825)

Distributions ($.40 per unit)                         --          --         --       (341)     (1,383)     (1,724)
                                                    ----       -----      -----   --------     -------     -------
Balance, December 31, 1995                           851       3,457      4,308       (891)    (12,636)    (13,527)


Net loss for the year ended
  December 31, 1996                                   --          --         --        (44)     (4,339)     (4,383)

Distributions ($.28 per unit)                         --          --         --        (12)     (1,217)     (1,229)

Management equity units issued                        --         118        118         --       1,180       1,180

Notes receivable on management equity units           --          --         --         --        (570)       (570)

Units exchanged into limited partner units          (807)        807         --         --          --          --
                                                    ----       -----      -----   --------     -------     -------
Balance, December 31, 1996                            44       4,382      4,426      $(947)   ($17,582)   ($18,529)
                                                    ====       =====      =====      =====     =======     =======



The accompanying notes are an integral part of these financial statements

               SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Page 1 of 2
                                 (In Thousands)

                                                                     Year Ended December 31
                                                              -----------------------------------
                                                                1994         1995         1996
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers and others                    $  78,538    $ 102,747    $ 109,233
   Cash paid to suppliers, employees and affiliates             (66,807)     (86,985)     (94,952)
   Interest paid                                                 (4,157)      (9,191)     (12,527)
   Interest received                                                202          520          656
                                                              ---------    ---------    ---------
       Net cash provided by operating activities                  7,776        7,091        2,410
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (1,749)      (8,389)      (8,969)
   Purchase of resort property assets                           (23,654)          --           --
   Proceeds from sale of assets                                       3          202            2
   Loans to affiliates, net of repayments                          (724)         433         (543)
   Change in restricted cash                                       (666)      (4,896)       5,617
   Acquisition costs                                                 --         (572)        (185)
   Cash acquired in purchase of resort property                      --          353           --
   Other                                                            (34)          --           --
                                                              ---------    ---------    ---------
       Net cash used in investing activities                    (26,824)     (12,869)      (4,078)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                  25,821       28,589       70,480
   Deferred loan costs                                             (626)      (1,173)      (6,438)
   Principal payments, long-term debt                            (2,410)     (13,404)     (38,645)
   Principal payments, under capital lease obligations             (219)        (422)        (613)
   Principal payments, bonds payable                                 --       (1,890)     (12,998)
   Payments under line of credit                                     --           --      (11,885)
   Draws under line of credit                                        --           --        1,500
   Proceeds from sale of equity units under option plan              --           --          610
   Distributions to partners                                     (3,596)      (1,724)      (1,229)
   Distributions to minority interest, net of contributions         (13)         (10)           5
   Other                                                             --         (113)          --
                                                              ---------    ---------    ---------
       Net cash provided by financing  activities                18,957        9,853          787
                                                              ---------    ---------    ---------
Net increase/(decrease) in cash                                     (91)       4,075         (881)

Cash and cash equivalents, beginning of year                      3,356        3,265        7,340
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year                        $   3,265    $   7,340    $   6,459
                                                              =========    =========    =========


The accompanying notes are an integral part of these financial statements

               SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Page 2 of 2
                                 (In Thousands)

                                                         Year Ended December 31
                                                      -----------------------------
                                                       1994       1995       1996
                                                      -------    -------    -------
RECONCILIATION OF NET INCOME/(LOSS) TO NET CASH
    CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income/(loss)                                  $ 1,634    ($2,587)   ($4,383)
                                                      -------    -------    -------
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation/amortization expense                4,423      5,703      7,326
       (Gain)/loss on disposal/sale of fixed assets       (72)       266         (4)
       Minority interest                                   15         13         10
       Acquisition costs                                   --        340        185
       Extraordinary item - write-off of loan costs        --         --      2,046
   Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable, net                        (1,241)       (93)      (482)
       Inventories                                       (301)      (150)       170
       Prepaid expenses and other assets                 (822)      (412)       222
   Increase (decrease) in:
       Accounts payable                                 1,400       (855)     1,264
       Accrued expenses                                 2,134      2,651     (4,724)
       Customer deposits                                  612      1,325        268
       Deferred revenues                                   (6)       890        512
                                                      -------    -------    -------
          Total adjustments                             6,142      9,678      6,793
                                                      -------    -------    -------
Net cash provided by operating activities             $ 7,776    $ 7,091    $ 2,410
                                                      =======    =======    =======



Supplemental schedule of noncash investing and financing activities:

     Capital lease obligations of $1,056 and $491 were incurred during 1994 and 1995, respectively, when South Seas entered into leases for the upgrade of equipment. The significant increase in 1994 was due to opening of a consolidated vacation planning center to combine all reservation activity of the group.

     In 1995, South Seas acquired the Sanibel Inn in exchange for 71,374 partnership units. As part of the ex- change, South Seas acquired $13.4 million in assets and assumed $12.3 million in liabilities.

     In 1995, South Seas issued 17,730 partnership units for the satisfaction of $225 of accrued interest payable.

     In 1994, South Seas incurred a long-term obligation of $1.5 million related to the acquisition of the Marco Radisson.

The accompanying notes are an integral part of these financial statements

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                Nature of business

                    South Seas Properties Company Limited Partnership (South
                    Seas) is a beachfront and destination resort owner/operator in Florida. South Seas owns six resort properties and a golf and tennis club all located on Florida's southwest coast. The properties range from the 552-room (including leased condominiums) South Seas Plantation on the north end of Captiva Island to the 30-unit Song of the Sea bed-and-breakfast inn on the east end of Sanibel Island. The resorts contain, numerous facilities and amenities, including leased condominium units, hotel rooms, restaurants, conference centers, retail outlets and recreation facilities. In addition, South Seas' management company subsidiary, South Seas Resorts Company, L.P. manages two other hospitality properties located in southwest Florida and operates a resort and spa located in the Tampa/Clearwater area on Florida's west coast.

                RISK FACTORS

                    The business of South Seas is substantially dependent on tourism and leisure and business travel, which is dependent on general economic conditions in the U.S. and Europe. South Seas leases and rents condominiums units at three resort properties. A decline in the number of property owners that participate in the guaranteed lease and rental programs may have a material adverse affect on South Seas' results of operations and financial condition.

                SIGNIFICANT ACCOUNTING POLICIES

                    BASIS OF PRESENTATION AND ACQUISITION TRANSACTIONS

                    The accompanying consolidated financial statements include the accounts of South Seas and its majority owned subsidiaries and leased properties. All material intercompany transactions and balances have been eliminated in consolidation.

                    On January 1, 1994, South Seas acquired four operating businesses from The Mariner Group, Inc. (Mariner) in exchange for 591,758 partnership units. The acquired businesses included a resort, golf course, reservation system and related real estate sales and management contracts and personnel. Because there was a high degree of common ownership and control, the acquisition has been accounted for as a reorganization, in a manner similar to a pooling of interests. Accordingly, the accounts of the acquired businesses and partnership units issued have been included in the accompanying financial statements for all periods presented, at historical cost.

                    In 1995, South Seas acquired two operating resort properties (Song of the Sea Inn and Best Western-Sanibel Island Beach Resort) in exchange for 673,884 partnership units. The resorts were organized and managed by a Mariner subsidiary which also served as general partner. Because there was a high degree of common ownership and control, the acquisition has been accounted for as a reorganization, in a manner similar to a pooling of interests. Accordingly, the accounts of the acquired businesses and partnership units issued have been included in the accompanying financial statements for all periods presented, at historical cost.

                    Both the January 1, 1994 and 1995 transactions consisted of an exchange of assets for units of limited partnership interest in South Seas. No cash payments or other monetary payments were made in connection with the reorganizations.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES CONTINUED

                  In June 1995, South Seas purchased the Sanibel Inn from a non-affiliated partnership. Pursuant to the agreement, the former owners received 71,374 units of South Seas. Also in June 1995, South Seas entered into a four year operating lease agreement on the Safety Harbor Resort and Spa. Accordingly, 1995 results of operations and cash flows include the Sanibel Inn and Safety Harbor for the seven months owned or operated (see also Note 2).

                CASH EQUIVALENTS

                  Cash equivalents consist of overnight repurchase agreements with an initial term of less than three months. For purposes of the statement of cash flows, South Seas considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no amounts invested in such agreements at December 31, 1995 or 1996.

                RESTRICTED CASH

                  South Seas holds restricted cash for future capital expenditures as required under loan agreements. In addition, deposits from purchasers of condominiums and interval ownership condominium units are deposited in escrow accounts until closing. At December 31, 1995, approximately $5.6 million of restricted cash was reserved to retire bonds payable in January, 1996 (see Note 7).

                INVENTORIES

                  Inventories are stated at the lower of cost (first-in, first-out basis) or market.

                PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment is stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, has been computed principally on the straight-line basis over the estimated useful lives of the assets. When depreciable assets are retired or sold, the cost and related allowance for depreciation are removed from the accounts, and the resulting gain or loss is included in net income or loss. South Seas assesses the carrying value of its fixed assets in order to determine whether an impairment has occurred, taking into account both historical and forecasted cash flows.

                LOAN COSTS

                  Loan costs, including premiums paid for purchased interest rate protection and interest rate swap agreements, incurred in connection with financing agreements, have been deferred and are being amortized over the term of the loans. Accumulated amortization of loan costs was $1,294 and $514 at December 31, 1995 and 1996, respectively. Counterparties to the interest protection and rate swap agreements are major financial institutions. Credit loss from counterparty non-performance is not anticipated.

                GOODWILL

                  Goodwill represents the excess of the purchase price over net assets of businesses acquired and is being amortized on a straight line basis over 25 years. On a continual basis, South Seas assesses the carrying value of goodwill in order to determine whether an impairment has occurred, taking into account both historical and forecasted cash flows. Accumulated amortization of goodwill was $2,327 and $2,692 at December 31, 1995 and 1996, respectively.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES CONTINUED

                REVENUES

                  Revenues from operations are recognized when services are provided to guests.

                INCOME TAXES

                  South Seas income or loss is passed through to the partners for inclusion in their respective tax returns, therefore, there is no provision for income taxes in the accompanying financial statements.

                MANAGEMENT'S USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                FAIR VALUE DISCLOSURE

                  South Seas values financial instruments as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, short-term debt and long-term, variable rate debt approximates fair value. South Seas estimates the fair value of its long-term, fixed rate debt generally using discounted cash flow analysis based on South Seas current borrowing rates for debt with similar maturities.

                ALLOCATION OF NET INCOME

                  Income is allocated to the general partner and limited partners based on partnership units owned compared to total outstanding units. As of December 31, 1995, South Seas had outstanding 4,308,568 units of which the general partners owned 851,161 general partner units.

                  As of December 31, 1996, South Seas had outstanding 4,426,568 units of which the general partner owned 44, 273 general partner units.

                EARNINGS PER UNIT

                  Earnings per unit are based upon the weighted average number of partnership units and partnership unit equivalents outstanding during the year. Partnership unit equivalents are excluded from the computation in periods in which they have an anti-dilutive effect.

                  In February, 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe it will have any material effect on its EPS calculation.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES CONTINUED

                RECLASSIFICATIONS

                  Certain amounts in the financial statements have been reclassified to conform with the current presentation. These reclassifications had no effect on the results of operations previously reported.

NOTE 2.         ACQUISITIONS/LEASE OF RESORT PROPERTY

                On September 23, 1994, South Seas purchased the Radisson Suite Beach Resort (Marco Radisson) for $23.5 million (see also Note
                8). The purchase price was funded through a first mortgage in the amount of $18.5 million, a contractual payment obligation in the amount of $3.1 million, which was discounted at 14.8% to a current value of approximately $1.5 million ($1.4 million long-term), and the balance in cash. Terms of the discounted obligation require annual payments of $250 which commenced on April 30, 1995 with a final payment of $383 on April 30, 2003.

                On June 1, 1995, South Seas purchased the Sanibel Inn, a 96 room hotel, for $13.4 million. In connection with the acquisition, South Seas assumed liabilities of $12.3 million and issued 71,374 units valued at $906. Pursuant to an agreement between the parties, the former owners may receive up to a maximum of $700 of additional consideration based on a review of net operating income of the acquired resort at December 31, 1997 or, at former owners option, at December 31, 1998. The purchase price related to the acquisition discussed above was allocated primarily to property, plant and equipment. The contingent consideration, if required to be paid, would be treated as additional purchase price.

                Had South Seas acquired the Marco Radisson and the Sanibel Inn on January 1, 1994, unaudited proforma revenues for 1994 and 1995 would have been $92.8 million and $102.4 million, respectively and 1994 net income and 1995 net loss would have been $.9 million and $2.2 million, respectively.

                In June, 1995, South Seas entered into a four year lease agreement, with an option to extend the lease term up to an additional six years and an option to purchase the Safety Harbor Resort and Spa in Safety Harbor, Florida. The lease requires annual rental payments of $1.23 million and minimum annual capital improvements of $450. The option price is between $17.5 million and $22.5 million, depending upon date of exercise. (See
                Note 13 for subsequent event in lease terms).

NOTE 3.         INVENTORIES

                INVENTORIES CONSISTED OF THE FOLLOWING AT DECEMBER 31:

                                                                     1995             1996
                                                                    -------          -------
                Food and beverage                                   $   460         $    451
                Retail outlets                                          866              912
                Maintenance and rental unit merchandise                 391              215
                Supplies                                                130               99
                                                                    -------          -------
                                                                    $ 1,847          $ 1,677
                                                                    =======          =======

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 4.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consisted of the following at
                 December 31:
                                                                                                  1995             1996
                                                                                                  ----             ----
                Resort, restaurants and recreational facilities, including property held under capital leases of $2,843 and $1,454 at
                  December 31, 1995 and
                  1996, respectively                                                            $110,643         $119,602
                Less:
                  Accumulated depreciation                                                       (32,513)         (38,806)
                  Accumulated amortization on property
                     held under capital leases                                                    (1,462)            (892)
                                                                                                --------         --------
                                                                                                $ 76,668         $ 79,904
                                                                                                ========         ========


                Included in property, plant and equipment is land with a carrying value of $17.6 million at December 31, 1995 and 1996.

                Refer also to Note 5 for indebtedness collateralized by property, plant and equipment, and Note 2 regarding the acquisition of the Marco Radisson.

                Depreciation and capital lease amortization expense was $3,407, $4,520 and $5,756 for the years ended December 31, 1994, 1995 and 1996, respectively.

                During 1995, South Seas capitalized interest of approximately $97 during the period that its' golf and tennis club was closed for renovation. During 1996, South Seas capitalized interest of approximately $44 during the period that it remodeled and refurbished a major dining facility and retail center.

NOTE 5.         NOTES AND MORTGAGES PAYABLE

                Notes and Mortgages Payable consisted of the following at
                 December 31:

                                                                                              1995           1996
                                                                                              ----           ----
                  Mortgage note payable to financial institution, interest at
                     LIBOR plus 225 to 300 basis points (the spread is
                     determined by loan covenants relating to South Seas'
                     financial performance each quarter), (8.475% at December
                     31, 1996) interest due monthly, quarterly principal
                     payments of $438 in 1997, $550 in 1998, $675 in 1999, $813 in 2000, and $937 in 2001, with a balloon payment of
                     approximately
                     $28.2 million in September, 2001                                      $           -    $40,000
                                                                                           -------------    -------
                Subtotals carried forward                                                  $           -    $40,000

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 5.         NOTES AND MORTGAGES PAYABLE CONTINUED

                                                                                                    December 31
                                                                                           -------------------------------
                                                                                               1995                 1996
                                                                                               ----                 ----
               Subtotals carried forward                                                   $           -           $40,000

                 $40 million revolving credit note to financial institution, interest at LIBOR plus 225 to 300 basis points (the spread is determined by loan covenants relating to South Seas'
                     financial performance each quarter), (8.31% at December 31,
                     1996) interest due monthly, no principal payments required
                     until maturity in September, 2001                                                 -           $27,107

                  Mortgage note payable to financial institution, interest at prime + 2% or LIBOR + 3%, interest due monthly, paid in
                     full in September 1996                                                       45,000                 -

                  Mortgage note payable to financial institution, interest at
                     10.8%, principal and interest payments due monthly based on a 20 year amortization, (revolving line capability during 1996),
                     paid in full in September, 1996                                              19,235                 -

               First mortgage note payable to financial institution in equal installments of $69, including interest at prime +.75%,
                     (revolving line capability during 1996)
                     paid in full in March, 1996                                                   7,045                 -

               Mortgage note payable to financial
                     institution, interest at 10.5%, equal monthly
                     installments of $32, paid in full in March, 1996                              3,226                 -

               Mortgage note payable at 10% interest per year, equal quarterly installments of interest only, sum of which aggregates $150 for calendar year 1995 and aggregates $190 for calendar year 1996,
                     paid in full in March, 1996                                                   3,206                 -

               Mortgage note payable to affiliate, quarterly installments of interest only at prime plus 2.5%, with a minimum rate of
                     9.5% and maximum rate of 11.5%, paid
                     in full in March, 1996                                                        2,784                 -

               Note payable to Connecticut Mutual
                     Life Insurance Company bearing interest at 8%,
                     paid in full in March, 1996                                                   2,752                 -
                                                                                                 -------           -------
                     Subtotals carried forward                                                   $83,248           $67,107

                                      -12-

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 5.         NOTES AND MORTGAGES PAYABLE CONTINUED

                                                                                                       December 31
                                                                                                 -------------------------
                                                                                                  1995              1996
                                                                                                  ----              ----
                Subtotals carried forward                                                        $83,248           $67,107

                Unsecured notes payable to financial investment firms, interest at average rate of 14%, interest payable
                     quarterly, paid in full in March, 1996                                        4,000                 -

                Other notes and mortgages payable                                                  1,909                 -
                                                                                                 -------           -------
                                                                                                  89,157            67,107

                  Less current maturities                                                        (13,602)           (1,750)
                                                                                                 -------           -------
                                                                                                 $75,555           $65,357
                                                                                                 =======           =======

                Substantially, all assets are pledged as collateral on the above debt at December 31, 1996.

                Notes and mortgages payable are scheduled to mature approximately as follows:

                        Year Ending
                        December 31
                        -----------
                           1997                                                                 $  1,750
                           1998                                                                    2,200
                           1999                                                                    2,700
                           2000                                                                    3,250
                           2001                                                                   57,207
                           ----                                                                 --------
                                                                                                $ 67,107
                                                                                                ========

                The weighted average interest rate on current maturities of notes and mortgages payable was 11.4% and 8.5% on December 31, 1995 and 1996, respectively.

                DEBT RELATED DERIVATIVES

                In order to decrease its exposure to interest rate fluctuation on its floating rate debt, South Seas entered into the following agreements:

                                                                                                   Estimated
                                      Notional                 Dates               Fixed             Fair
                     Hedge             Amount                 Covered                Rate           Value
                     -----             ------                 -------                ----           -----
                     Swap              $40 million         Sept 96-June 98          5.475%           $195
                     Collar            $37.15 million      June 98-Sept 01          7.50%, 5.00%      313
                                                                                                     ----
                                                                 Net Value                           $508
                                                                                                     ====

                The estimated fair value of the hedge agreements is the estimated amount that South Seas would receive to terminate the hedge agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the hedge counterparties.

                As noted in Note 1, South Seas includes the cost of purchasing these agreements in loan costs and amortizes them over the term of the loan. Unamortized costs associated with these hedge agreements was $465 at December 31, 1996.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 5.         NOTES AND MORTGAGES PAYABLE CONTINUED

                Mariner had a limited guarantee of $1 million on the $45 million mortgage note payable at December 31, 1995.

                The notes and mortgages payable contain various covenants, the more restrictive relate to restrictions on additional borrowings, distributions to partners, and maintaining a minimum cash balance of $1.0 million.

                In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," management has determined that the carrying amount of its debt approximate its fair value as of December 31, 1995 and 1996.

                The revolving credit note has a maximum commitment of $40 million. Unused commitment fees are 3/8 of 1% per annum on the unused portion to be billed quarterly in arrears, calculated on the average balance during the preceding quarter.

                In December, 1996, South Seas obtained an irrevocable transferable letter of credit, in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the 10% subordinated Notes (see Note 7). No amounts had been drawn at December 31, 1996.

NOTE 6.         LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES

                Long-term obligations under capital leases consisted of the
                 following at December 31:                                                          1995           1996
                                                                                                    ----           ----
                     Capital leases payable to financial institutions, bearing
                        interest from 7.2% to 9.5% per annum, maturing
                        through 2001 (see Note 4)                                                  $ 1,510        $   896

                     Less current maturities                                                          (398)          (265)

                                                                                                   -------        -------
                                                                                                   $ 1,112        $   631
                                                                                                   =======        =======

                Long-term obligations under capital leases are scheduled to mature approximately as follows:

                           Year Ending
                           December 31
                           -----------
                              1997                                             $  265
                              1998                                                231
                              1999                                                253
                              2000                                                133
                              2001                                                 14
                                                                               ------
                                                                               $  896
                                                                               ======

                  The weighted average interest rate on current maturities of obligations under capital leases was 9.6%, 9.6% and 8.8% at December 31, 1994, 1995 and 1996, respectively.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 7.           BONDS PAYABLE

                  Bonds payable consisted of the following at December 31:
                                                                                                   1995             1996
                                                                                                   ----             ----
                  10% subordinated notes, interest paid monthly, principal
                    due March, 2003                                                              $       -         $43,500

                  1996 debentures, ($7.5 million original face amount)
                    collateralized by a junior mortgage on real estate owned by
                    South Seas, interest paid or added to principal (at option of the bondholder) semi-annually,
                    principal due December, 1996                                                     7,938               -

                  1996 mortgage notes ($5.0 million original
                    face amount) collaterized by a junior mortgage on
                     real estate owned by a wholly owned affiliate of South
                     Seas, interest paid or added to principal (at option of the bondholder) semi-annually, interest at 13% per annum,
                     principal due December 1996                                                     5,060               -
                                                                                                 ---------        --------
                                                                                                    12,998          43,500
                     Less current maturities                                                       (12,998)              -
                                                                                                 ---------        --------
                                                                                                 $       -        $ 43,500
                                                                                                 =========        ========

                  The weighted average interest rate on current maturities of bonds payable was 12.0% and 10.0% at December 31, 1995 and 1996, respectively.

                  The 1995 and 1996 debentures carried a face interest rate of 12% per annum and 11.5% per annum, respectively with pay rates of 8% per annum and 8.75% per annum, respectively. The difference between the face interest rate and the pay rate was accrued and paid at maturity.

                  Both series of debentures provided for contingent interest payments based on a percentage of the increase of net operating income (if applicable) of the Sundial Beach and Tennis Resort and The Dunes Golf and Tennis Club. Maximum simple interest rates including the contingent interest rate calculation, were 15% and 14% for the 1995 and 1996 debentures. No contingent interest was payable. Both series of debentures were paid in full in March, 1996.

                  The security agreement to the 1995 and 1996 debentures required South Seas to maintain the collateral value, net of any superior mortgages or liens thereon, at 110% of the outstanding principal indebtedness under these debentures. Senior indebtedness amounted to approximately $17.9 million at December 31, 1995. These debentures were redeemable at South Seas's option and were called on March 28, 1996. There was no redemption premium remaining on the 1995 or 1996 debentures. As part of a refinance loan entered into in December, 1995, South Seas had approximately $5.6 million in restricted cash at December 31, 1995 to partially payoff 1996 debentures. This paydown occurred January 12, 1996.

                  Mariner was co-obligor on the 1996 debentures.

                  In March, 1996, South Seas sold $43.5 million 10% subordinated notes (the "Notes") which mature in 2003. The Notes are redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, the holders of Notes will be offered the opportunity to exchange the

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 7.           BONDS PAYABLE CONTINUED

                  Notes at an exchange rate of $12 per unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to exchange the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

NOTE 8.           COMMITMENTS AND CONTINGENCIES

                  Lease Commitments

                     South Seas is obligated under various operating leases for equipment, office space and use of a resort facility. Total lease expense incurred under these leases was $659, $1,473 and $2,099 for the years ended December 31, 1994, 1995 and 1996, respectively.

                     The future minimum rental commitments under the equipment leases, office space and resort facility leases are as follows:

                                       Year
                                       ----
                                       1997                   $    844
                                       1998                        744
                                       1999                        670
                                       2000                        421
                                       2001                        324
                                                              --------
                                                              $  3,003
                                                              ========

                     South Seas has rental and lease obligations to certain owners of condominium units for the use of their units in a revenue-sharing program.

                     The revenue-sharing program provides for variable monthly income payments to owners based on the amount of income generated by the owners' units each month. These rental agreements are renewable on a yearly basis. Either party may terminate the contract, provided a six-month written notice is given to the other party.

                     The lease programs provide for fixed monthly payments to owners based on the type, size, and condition of the units. In addition, South Seas will pay additional rent to the owners if 40% of the annual gross income generated by their units exceeds the amount of base lease payments in a lease year. These leases are renewable on a yearly basis. The lease agreements may be terminated by either party in writing. Termination shall occur on the second anniversary date of the lease following receipt of written notice.

                     Total lease expense related to the lease programs for the years ended December 31, 1994, 1995 and 1996 was $7.3 million, $8.3 million and $8.3 million, respectively. Based on management's intentions to continue to renew these leases on a yearly basis, the expected future minimum rental commitments under condominium leases will approximate $5.6 million for each of the next five years.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 8.            COMMITMENTS AND CONTINGENCIES CONTINUED

                   Other

                     In connection with the acquisition of the Marco Radisson on September 23, 1994, South Seas entered into an agreement to pay the seller of the property, on a contingency basis, an amount in addition to the purchase price paid at closing. The contingent payment is payable upon the following events: i) the sale of the property in which the minimum amount due the seller is $1.5 million or in the alternative
                     ii) prior to any sale, the seller may exercise an option to be paid on 15% of the increased net value of the property which is computed using a multiple of adjusted net operating income less the cost basis of the property. Upon exercise of the option which can occur annually, South Seas is obligated to pay the seller the computed amount over a five year period with interest at 8%. If exercised, this amount would be treated as additional purchase price.

                     South Seas is contingently liable with respect to litigation incidental to the ordinary course of its operations. In the opinion of management, based on the advice of legal counsel, the ultimate disposition of lawsuits will not have a material adverse affect on South Seas financial position, results of operations, or cash flows.

                     South Seas is self-insured, subject to "maximum loss" limits for employee health, workers compensation, property and liability. The insurance program is maintained by an affiliate who administers a loss pool reserve into which South Seas pays based upon its experience. Management believes the amount paid is sufficient to cover future costs related to the program.

                     South Seas was contingently liable as co-obligor under a Mariner loan. The guarantee under this debt was $415 at December 31, 1995. The liability was extinguished in 1996.

                     South Seas has a redemption agreement with a senior management officer to repurchase his partnership units. Upon death or termination of his employment, South Seas is obligated (at the officer's request) to repurchase 82,500 partnership units at a price equal to the greater of $12 per unit or such price as the advisory board of South Seas determines. If it is a voluntary termination of employment, South Seas will repurchase (at the officer's request) 82,500 units at $10 per unit.

                     South Seas entered into a purchase option agreement with an affiliated limited partnership, for real and personal property used in the operation of a resort on Sanibel Island, Florida. This option was exercised on January 6, 1997 and the Seaside Inn was purchased for $6.5 million. See Note 13.

                     CONCENTRATION OF CREDIT RISK

                     South Seas places cash deposits at major banks. At December 31, 1995 and 1996 bank account balances exceeded Federal Deposit Insurance limits by approximately $11.9 million and $6.5 million, respectively. Management believes credit risk related to these deposits is minimal.

NOTE 9.            RELATED PARTY TRANSACTIONS

                   South Seas entered into the following transactions with companies (or individuals) affiliated with the general partners (affiliates):

                     . Included in general and administrative expenses for the years 1994, 1995 and 1996 are general partner fees of $75, $78, and $81, respectively, for services performed by the general partners of South Seas Resort Limited Partnership.

                     . In 1994, 1995, and 1996, South Seas paid an affiliate, acting as an administrator for insurance coverage $2,936, $4,860 and $3,543, respectively.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 9.            RELATED PARTY TRANSACTIONS CONTINUED

                     . Included in notes and mortgages payable at December 31, 1995 is $1.1 million to related parties (individuals). Interest expense on these notes approximated $54, $349 and $92 for the years ended December 31, 1994, 1995 and 1996, respectively, of which $18 and $109 was payable at December 31, 1994 and 1995, respectively.

                     . Included in general and administrative expenses is rent expense of $229, $236 and $261 for the years ended December 31, 1994, 1995 and 1996, respectively, under an operating lease with an affiliated entity for office space.

                     . Included in other income for the year ended December 31, 1996, is $22 of interest income earned on notes receivables from employees participating in the Management Equity Incentive Plan (see Note 12), of which $20 was receivable at December 31, 1996.

NOTE 10.           ACQUISITION OF LIMITED PARTNERSHIP INTERESTS

                   On December 31, 1993, South Seas purchased all of Connecticut Mutual Life Insurance Company's (CMLIC) interest in SSRLP, leaving South Seas with a 99% interest in SSRLP. CMLIC's interest was purchased for cash and notes totaling $3.6 million. The acquisition of CMLIC's interest in SSRLP has been accounted for under the purchase method of accounting. The excess of the purchase price over the carrying value of net assets (related to CMLIC's interest in net assets of SSRLP) of $4.4 million was allocated to goodwill. This purchase money note was extinguished in 1996.

NOTE 11.           DEFINED CONTRIBUTION PLAN

                   In 1994, South Seas established South Seas Resorts Company Retirement and Savings Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code for all eligible employees. The Plan allows employees to defer up to $9 of their income on a pre-tax basis through contributions. In accordance with the Plan, for every dollar the employee contributes (up to 4% of the employee's compensation), South Seas will contribute fifty cents plus an additional ten cents if length of service is between five years and ten years, or an additional twenty-five cents if length of service exceeds 10 years. South Seas may also elect to contribute a discretionary amount determined on an annual basis. South Seas made contributions to the applicable plan on behalf of the employees of $246, $280 and $314 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 12.           MANAGEMENT EQUITY INCENTIVE PLAN

                   In 1996, South Seas adopted a Management Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, eligible employees were offered to purchase a specific number of partnership units at $10 per unit, which approximated fair market value at the date of purchase. Terms provided for up to one-half of the total purchase price being financed by a full recourse promissory note receivable to South Seas. The terms of the promissory notes are interest only at 7%, paid annually, with total principal due at maturity (48 months). With each unit purchased, options were granted to purchase five additional units. Options may be exercised at $12 per unit, all options expire April 1, 2006 and vest according to the schedule below:

                                                         % of Options
                            Date                     that can be exercised
                            ----                     ---------------------
                         July 1998                             25%
                         July 1999                             50%
                         July 2000                             75%
                         July 2001                            100%

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 12.        MANAGEMENT EQUITY INCENTIVE PLAN CONTINUED

                If South Seas were to achieve a public offering of these units at value in excess of $12 per unit, all options have an immediate right to be exercised without regard to the vesting schedule.

                Under the terms of the Incentive Plan, 132,000 units remain available for issuance at a price to be determined at the discretion of the Compensation Committee.

                A summary of South Seas Incentive Plan activity during 1996 is presented below:

                                         Number of                   Weighted Average
                                          Options                 Exercise Price Per Unit
                                          -------                 -----------------------
                                           (000)
Outstanding at beginning of year              0                               0
Granted                                     590                             $12
Exercised                                     0                               0
Forfeited                                     0                               0
                                            ---                             ---

Outstanding at end of year                  590                             $12
                                            ===                             ===

Options exercisable at end of year            0                               0
                                            ===                             ===

                The weighted average grant date fair value of options granted during 1996 was $10 per unit, and the weighted average exercise price was $12.

                For purposes of following disclosures required by FAS No. 123, "Accounting for Stock Based Compensation" the fair value of each option granted has been estimated on the date of grant using the minimum value method, with the following assumptions used for grants in 1996: annual distributions (with slight growth) consistent with South Seas current policy, which resulted in payments of $.28 in 1996 and are projected at $.30 in 1997; a risk free interest rate of 7%, and an expected life of 6-9.5 years. The minimum fair value of each option granted during 1996 was $1.24. Pro forma compensation cost for 1996 awards under the Incentive Plan, recognized in accordance with FAS No.123, would increase the South Seas net loss from $4,383 ($1.00 per unit), to $4,447 ($1.02 per unit). Since the pro forma compensation cost of the Incentive Plan is recognized over the six year vesting period, the foregoing pro forma increase in South Seas' net loss is not representative of anticipated amounts in future years.

NOTE 13.        SUBSEQUENT EVENTS

                On January 6, 1997, South Seas purchased from an affiliated limited partnership, real and personal property used in the operation of a resort (Seaside Inn) on Sanibel Island, Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million. Unaudited revenues and net income for the Seaside Inn for the year ended December 31, 1996 were $1.4 million and $43, respectively.

                In January 1997, South Seas renegotiated the Safety Harbor Resort and Spa lease agreement. The amended lease agreement requires annual cash payments of $1.2 million for 1997 and 1998, $920 in 1999, and $300 in 2000 (new expiration date of May, 2000). Of the $3.62 million in remaining payments, $3.11 million will be treated as option payments with the remainder being treated as lease expense, straight-lined over the remaining term, beginning January 1997. The revised option price is $11.4 million, (which includes the $3.11 million in option payments) with an additional earn-out arrangement payable to the owner/lessor of $8.0 million, payable over a number of years based upon the financial results of the property. Revised minimum capital improvements are $450 annually in the first four years of lease with a cumulative total of $3.0 million to be spent by May 31, 2000.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars In Thousands)

NOTE 13.        SUBSEQUENT EVENTS  CONTINUED

                South Seas anticipates amending the $80 million consolidation loan in late March, 1997. This amendment would increase the $40 million revolver portion to $43.5 million. The additional funding would be used to pay off the assumed liabilities on the Seaside Inn ($2.5 million) with the remainder available for capital expenditures.

NOTE 14.        EXTRAORDINARY EXPENSE

                During 1996, South Seas refinanced substiantially all of its outstanding debt in a recapitalization plan designed to consolidate and reduce interest costs. As a result, South Seas recorded an extraordinary item expense of $2.046 million in the write-off of unamortized loan costs and prepayment penalties.

                         PART I - FINANCIAL INFORMATION

Item 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION  AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the audited consolidated financial statements for South Seas and the notes thereto.

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

    South Seas has implemented a growth strategy which focuses on improving results at existing properties through increased revenues and increasing its operating leverage through centralized management. South Seas' growth strategy also focuses on acquiring and, to a lesser extent, developing new resorts and hotels in targeted markets with demographic and business characteristics consistent with its market profile. The Sanibel Inn was acquired on June 1, 1995 in exchange for 71,374 limited partnership units ("Units") plus a contingent, deferred cash payment of up to $700,000. This acquisition was accounted for under the purchase method for financial reporting purposes, and its results of operations have been included in the consolidated financial statements of South Seas for periods subsequent to the date of acquisition. In June 1995, South Seas entered into a long-term lease agreement (the "Safety Harbor Lease" amended in January, 1997) through a wholly-owned subsidiary, Safety Harbor Management Company, Ltd. ("Safety Harbor Management Co.") with an unrelated party pursuant to which it operates and manages the Safety Harbor Resort and Spa ("Safety Harbor," Safety Harbor and the Sanibel Inn are collectively referred to herein as the "New Resorts"). The lease period as amended expires May 31, 2000. The Safety Harbor Lease also provides Safety Harbor Management Co., with an option, expiring on May 31, 2000, to purchase Safety Harbor for an aggregate purchase price of $11.4 million, with an additional earn-out arrangement of $8.0 million payable over a number of years based upon the financial performance of the property. Management views the Safety Harbor Lease as a turnaround opportunity at an under-performing resort, as evidenced by its occupancy rate of approximately 35% in 1994 and 1995. Management believes that the performance of Safety Harbor can be improved by making certain renovations at the resort and also utilizing South Seas' marketing resources and operating skills. The Safety Harbor Lease requires that South Seas spend a minimum of $3.0 million in capital toward renovation during the term of the lease. South Seas anticipates that it will benefit, following a period where the resort will be renovated and repositioned, from improved operating results at Safety Harbor.

SEASONALITY

    Properties owned or operated by South Seas are affected by normally recurring seasonal patterns. Room rates are substantially higher and occupancy is somewhat higher during the months of January, February, March and April than during the remainder of the year. Approximately 45% of South Seas' revenues is earned in the first four months of each year. Accordingly, South Seas' operations are seasonal in nature, with lower revenue and net income in the second, third and fourth calendar quarters.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996
COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the year ended December 31, 1996 increased by $11.3 million, or 11.4% over the prior period.

    Rooms revenues increased by $6.2 million, or 10.6% over 1995. Approximately $4.3 million, or 69.0% of the increase represents room revenues attributable to Safety Harbor and the Sanibel Inn ("New Resorts"). Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately 3.4%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR"), and an increase in the percentage of occupancy. ADR at Comparable Resorts was $194.79 for 1996, compared to $192.22 in 1995, an increase of $2.57, or 1.3%. Occupancy percentage at Comparable Resorts increased to 74.8% for 1996 from 74.0% for 1995. The increase in ADR reflects South Seas' efforts to maximize revenue per available room ("REVPAR") during peak demand periods. During 1996, REVPAR for Comparable Resorts increased $3.60, or 2.5% over 1995. The New Resorts had an occupancy percentage of 49.6%, ADR of $137.55 and REVPAR of $68.29 during 1996. Management of South Seas believes that the lower occupancy levels at the New Resorts can be attributed to the continuing low occupancy levels at Safety Harbor. Management of South Seas believes operating results at Safety Harbor will begin to improve over time as South Seas operational skills and marketing resources are fully implemented.

    Food and beverage revenues for 1996 increased by $947,000, or 5.6%. The increase was primarily due to the additional food and beverage operations related to the New Resorts. Food and beverage revenues for Comparable Resorts for 1996 decreased slightly by $29,000 compared to the prior year. The decrease was primarily due to a decrease of $448,000 at South Seas Plantation, attributed to the closing for renovation of the King's Crown restaurant, offset by an increase of $216,000, at The Dunes Golf & Tennis Club (closed for renovation in
1995), and an increase of $301,000 at the Marco Radisson due to an increase in banquet revenues. Food and beverage sales at the New Resorts contributed $977,000 to increased sales over 1995.

    Retail revenues for 1996 increased by $684,000, or 11.5%. Retail operations at the New Resorts were up by $165,000 or 127.9% over the prior period. Retail revenues for Comparable Resorts for 1996 increased by $519,000, compared to the prior year. The renovated Dunes Golf & Tennis Club's Pro Shop produced approximately $213,000 of the growth over the prior period. South Seas Plantation produced approximately $320,000 over the prior period, primarily through increased sales at their grocery/convenience store outlets.

    Golf revenues for 1996 increased by $537,000 or 23.0%. The increase in golf revenues was primarily due to the reopening of the Dunes Golf & Tennis Club, which was closed for six months in 1995 for renovations.

    Spa and fitness revenues increased by $1.2 million, or 99.0% reflecting the results of operations at Safety Harbor, which was leased effective June 1, 1995. Thus, 1996 results reflect 12 months of activity versus seven months in 1995.

    Other revenues for the year ended December 31, 1996 increased by $1.7 million or 12.1% over the prior period. Approximately $1.3 million of the increase was attributable to the Comparable Resorts. Additional club membership revenue at the renovated Dunes Golf & Tennis Club accounted for $257,000 of the increase. Other revenues at Sundial were up approximately $236,000, primarily in the recreation department. This is a result of termination of the bike and boat concession agreement which provided only a percentage of rental income. This operation is now owned and directly provided by the resort to its guests. Total telephone fees company-wide increased by $263,000 due to a combination of rate increases and due to improved systems to capture telephone charges by guests. The New Resorts contributed $435,000 or 25.7% of the total increase in other revenues.

    Expenses. Expenses for 1996 increased by $11.4 million, or 11.3%, over the prior year. As a percentage of revenues, expenses remained constant at 102.0%. The dollar increase resulted principally from expenses associated with the New Resorts, as well as increases in depreciation and amortization and interest expense.

    Room expense increased by $1.9 million, or 14.5% over 1995. Room expense at Comparable Resorts increased $1.1 million, or 9.3%. Approximately $767,000 of the total increase reflects the additional expenses associated with the New Resorts. Also, in February, 1996, South Seas appointed a vice president of reservations (see "Management"). Costs associated with this position are included in room expense. As a percentage of room revenues, room expense increased slightly from 22.5% to 23.3%.

    Food and beverage costs increases $1.3 million or 10.3% over the prior year. Approximately $720,000 or 54.0% of the total increase was attributable to the New Resorts. As a percentage of food and beverage revenues, food and beverage expense increased slightly from 76.0% to 79.4%.

    Sales and marketing costs for the year ended December 31, 1996 increased $1.7 million or 27.3% over the prior period, of which $887,000 or 53.2% of the total increase was associated with operations of the New Resorts. The $779,000 or 14.7% increase experienced at the Comparable Resorts is above the percentage growth in revenues and reflects marketing efforts targeted for the off-season. As a percentage of total revenues, sales and marketing increased from 6.2% in the year ended December 31, 1995 to 7.1% in 1996, primarily due to increased marketing effort to reposition Safety Harbor.

    In 1996, maintenance and grounds expense increased by $632,000 or 13.7% over the prior period, of which $232,000 or 36.7% of the total increase was attributable to the New Resorts. Increase at the Comparable Resorts for the same period was $400,000 or 9.7% and was consistent with expected maintenance costs for 1996. The Dunes Golf & Tennis Club attributed approximately $241,000 of 60.2% of the increase from comparable resorts. This is due to the facility being closed and under renovation in 1995. As a percentage of total revenues, maintenance and grounds expense increased from 4.7% to 4.8%.

    Total general and administrative expense increased slightly by $68,000, or .3%, over 1995. As a percentage of revenues, general and administrative expense decreased from 20.2% to 18.2%. Approximately $1.5 million of the increase was attributable to general and administrative expenses associated with the operations of the New Resorts. These costs were offset by a decrease at the Comparable Resorts of $1.4 million. Effective January 1,1996, South Seas changed its health insurance plan from a self-insured plan (with maximum loss caps) to a fully insured program. This resulted in substantial savings company-wide, the most significant of which was realized at South Seas Plantation (approximately $250,000), Sundial Beach Resort ($130,000) and a reduction in reserves based on expected claims from prior periods of $115,000. Also in 1996, South Seas experienced reduced workers compensation claims, casualty reserve adjustments resulted in reduced costs over 1995, the most significant of which were $359,000 at South Seas Plantation and $318,000 at Sundial Beach Resort. Finally, due to results of operations, the bonuses paid to the Management Company's corporate staff were reduced by approximately $362,000 in 1995 over 1996.

    Depreciation and amortization expense increased by $1.6 million, or 28.5% over 1995. As a percentage of revenues, depreciation and amortization expense increased from 5.7% to 6.7%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of New Resorts acquired in June, 1995 ($453,000 or 28.3% of the total), increased depreciation expense on the significant fixed asset additions placed in service within the last year and higher amortization of loan costs associated with the public debt offering and the $80 million consolidation loan (see "Liquidity and Capital Resources").

    Interest expense increased by $1.1 million, or 12.2% over 1995. The increase was attributable to the additional indebtedness that was incurred in March 1996 with the issuance of $43.5 million of convertible bonds.

    Extraordinary item - early extinguishment of debt. In March, 1996 and September, 1996, South Seas obtained new loan facilities that paid off significant amounts of debt prior to their original maturities. Therefore, approximately $2.0 million in unamortized loan costs and pre-payment penalties have been treated as an extraordinary item.

    Net Loss. As a result of the foregoing factors, net loss for 1996 increased by $1.8 million, or 69.4%, compared to 1995.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995
COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

    Revenues. Revenues consisted principally of room rentals, food and beverage sales, retail sales and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities and spa facilities, management fees, commissions from realty sales, interest income and other miscellaneous items. Revenues for the year ended December 31, 1995 increased by $19.4 million, or 24.4%, over the prior year, principally as a result of significant increases in room revenues, food and beverage revenues and other revenues offset slightly by a decrease in golf revenues.

    Room revenues increased by $13.3 million, or 29.6%, over 1994. Approximately $10.3 million, or 77%, of the increase represents room revenues attributable to the New Resorts. Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately 6.9%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR"), partially offset by a decrease in the percentage of occupancy. ADR at Comparable Resorts was $210.58 for 1995, compared to $199.61 in 1994, an increase of $10.97, or 5.5%. Occupancy percentage at Comparable Resorts decreased to 73.9% for 1995 from 75.3% for 1994. The increase in ADR reflects South Seas' efforts to maximize revenue per available room ("REVPAR") during peak demand periods. During 1995, REVPAR for Comparable Resorts increased $5.30, or 3.5% over 1994. The New Resorts had an occupancy percentage of 67.4%, ADR of $137.98 and REVPAR of $93.04 during the period of their ownership or operation, as the case may be, by South Seas or the Management Company. Management of South Seas believes that the lower occupancy levels at the New Resorts can be attributed, in part, to the timing of the acquisitions (See "Seasonality"), the major refurbishment work that was being undertaken at the Sanibel Inn and the continuing low occupancy levels at Safety Harbor.

    Food and beverage revenues for 1995 increased by $3.1 million, or 22.2%. The increase was primarily due to the additional food and beverage operations related to the New Resorts. Food and beverage revenues for Comparable Resorts for 1995 increased by $531,000 compared to the prior year. The increase was primarily due to growth in food and beverage revenues at existing properties of $770,000, offset by a decrease of $238,000 due to the closing of The Dunes Golf & Tennis Club for renovation. Food and beverage sales at the New Resorts contributed $2.6 million to increased sales over 1994. Approximately $1.4 million was generated by the Marco Radisson (reflecting 12 months of activity vs. three months), and $1.2 million was generated by Safety Harbor.

    Retail revenues for 1995 increased by $521,000 or 9.6%. The increase was primarily due to retail operations at the New Resorts. Retail revenues for Comparable Resorts for 1995 increased by $59,000, compared to the prior year. The increase was primarily due to increased volume at existing Properties of $155,000 offset by a decrease at The Dunes Golf & Tennis Club of $96,000 (due to its closure for renovations).

    Golf revenues for 1995 decreased by $237,000, or 9.2%. The decline in golf revenues was primarily due to the closing of The Dunes Golf & Tennis Club for renovations during 1995.

    Other revenues for 1995 increased by $1.5 million, or 11.6%. Approximately $978,000 of the increase was attributable to the addition of the New Resorts.

    Expenses. Expenses for 1995 increased by $22.9 million, or 29.4%, over the prior year. As a percentage of revenues, expenses increased from 98.0% to 101.9%. The dollar increase resulted principally from expenses associated with the New Resorts. The increase in expenses as a percentage of revenues resulted primarily from the timing of the leasing of Safety Harbor and the acquisition of the Sanibel Inn after the peak tourist season. See "Seasonality."

    Room expense increased by $3.2 million, or 32.8%, over 1994. Room expense at Comparable Resorts increased $1.3 million, or 15.8%. Approximately $2.4 million of the total increase reflects the additional expenses associated with the New Resorts. As a percentage of room revenues, room expense increased from 21.9% to 22.5% The increase in room expense as a percentage of room revenues primarily resulted from the lower occupancy percentage at the New Resorts and the decrease in occupancy percentage at the Comparable Resorts.

    General and administrative expense increased by $6.2 million, or 45.3%, over 1994. As a percentage of revenues, general and administrative expense increased from 17.3% to 20.2%. Approximately $3.8 million of the increase was attributable to general and administrative expenses associated with the operations of the New Resorts. The balance of the increase, or approximately $2.4 million, reflected increases in management and support personnel costs relating to South Seas' centralized operations, including marketing, purchasing, sales, accounting and management information systems and approximately $2.0 million of additional insurance expense. The increase in insurance expense, both in dollars and as a percentage of revenues, resulted from the impact of increased employee claims under South Seas' health and workers' compensations self-insurance programs as well as increases associated with the addition of New Resorts. Management anticipates a significant reduction in insurance expense related to employee health and workers' compensation due to a restructuring of insurance plans (including a reduced aggregate cap on the amount of self-insurance claims) combined with newly implemented safety programs at all of the Properties. Management believes that the upward trend in general and administrative expense as a percentage of revenues was due primarily to two factors: (i) increased costs associated with establishing the corporate infrastructure (i.e., centralized operations, including marketing, purchasing, sales, accounting and management information systems) needed to integrate and operate the New Resorts and (ii) the effect of normally recurring seasonal patterns on revenues at the New Resorts subsequent to their acquisition. Management anticipates that general and administrative expense as a percentage of revenues will stabilize in the future because a significant corporate infrastructure is now in place at South Seas and because the New Resorts have been fully integrated and South Seas will benefit from revenues generated at the New Resorts during the higher demand first calendar quarter.

    Depreciation and amortization expense increased by $1.3 million, or 28.9%, over 1994. As a percentage of revenues, depreciation and amortization expense increased from 5.6% to 5.7%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of New Resorts acquired in 1995 and the opening of a centralized reservations facility.

    Interest expense increased by $3.9 million, or 71.2% over 1994. The increase was primarily attributable to the indebtedness that was incurred in late 1994 and early 1995 to acquire the Marco Radisson and provide funds for renovations. South Seas incurred $23.5 million of debt to acquire the Marco Radisson (the acquisition loan was in place for the last three months of 1994), $4.9 million of debt in 1995 to make renovations at the Marco Radisson and assumed $11.35 million of debt in June 1995 in connection with its acquisition of Sanibel Inn.

    Net Income. As a result of the foregoing factors (including the effect of normally recurring seasonal patterns on revenues at the New Resorts subsequent to their acquisition), net income for 1995 decreased by $4.2 million, or 258.3%, compared to 1994. Net income was also adversely affected by a $340,000 charge to operations associated with the write-off of certain offering and transfer costs associated with the acquisition of the Best Western-Sanibel and Song of the Sea. In addition, net income was adversely affected by a $458,000 non-cash loss realized on the disposal of certain fixed assets related to renovations at The Dunes Golf & Tennis Club.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1994
COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

    Revenues. Revenues for the year ended December 31, 1994 increased by $6.2 million, or 8.5%, over the prior year. A majority of the increase was attributable to increased room revenues, although higher food and beverage, retail and other revenues also contributed to the increase.

    Room revenues increased by $3.5 million, or 8.5%, over the prior year. Approximately $2.0 million, or 58.0%, of the increase represented room revenues attributable to the Marco Radisson. Room revenues at Comparable Resorts increased by approximately $1.5 million, or 42.0%. The increase in room revenues at

Comparable Resorts resulted primarily from an increase in ADR. ADR at Comparable Resorts was $199.46 for 1994, compared to $192.01 for 1993, an increase of $7.45, or 3.9%. Occupancy percentage at Comparable Resorts remained constant at 75.3% during 1994 and 1993. During 1994, REVPAR for Comparable Resorts increased $5.64, or 3.9% over 1993. During the portion of the year in which it was owned by South Seas, the Marco Radisson had an occupancy percentage of 70%, ADR of $109.60, and REVPAR of $76.72.

    Food and beverage revenues for 1994 increased by $1.1 million, or 8.6%. Of that increase, $401,000 was due to the additional food and beverage operations at the Marco Radisson. Food and beverage revenues for Comparable Resorts for the year increased by $703,000, or 5.5% over the prior year. The increase in food and beverage revenues was primarily attributable to increased volume at the Comparable Resorts.

    Retail revenues for 1994 increased by $280,000, or 5.4%. The Marco Radisson's retail revenues accounting for $98,000, or 18.9% of the increase. Retail revenues for Comparable Resorts during 1994 increased by $182,000, or 3.5%, over the prior year. The increase in retail revenues was primarily attributable to a combination of higher volumes and price increases.

    Other revenues for 1994 increased by $1.3 million primarily as a result of increased management fees associated with the Properties managed by South Seas. Prior to January 1, 1994, the Management Company had not been formed. Therefore, in prior periods, no outside management fee income was recognized and management fees for all Properties, except South Seas Plantation, during such periods were paid to third parties and reflected as expenses.

    Expenses. Expenses for the year ended December 31, 1994 increased by $7.8 million, or 11.2%, over the prior comparable period. As a percentage of revenues, expenses increased from 95.7% to 98.0%. Approximately $3.1 million of the increase, or 39.7%, resulted from expenses associated with the operation of the Marco Radisson. The increase in expenses as a percentage of revenues resulted from significant increases in general and administrative expense, maintenance and grounds expense, interest expense and depreciation and amortization.

    Maintenance and grounds expense increased by $919,000, or 23.2% over 1993. Approximately $400,000 of the increase represented expenses incurred to improve condominium lands and buildings at South Seas Plantation that are not owned by South Seas, but are part of its pool of rental units. Because these expenses were incurred with respect to non-owned assets, they were expenses as incurred rather than being capitalized. The balance of the increase in maintenance and grounds expense represents expenses incurred in connection with the renovation of Comparable Resorts.

    General and administrative expense increased by $3.1 million, or 29.1%, over 1993. As a percentage of revenues, general and administrative expense increased from 14.7% to 17.3%. Approximately $738,000 of the increase was attributable to general and administrative expense associated with the operations of the

Marco Radisson. The balance of the increase, or approximately $2.0 million, reflected expenses associated with establishing South Seas' corporate infrastructure in connection with the reorganization transaction.

    Depreciation and amortization expense increased by $757,000, or 20.6%, over 1993. As a percentage of revenues, depreciation and amortization expense increased from 5.0% to 5.6%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of new properties acquired in 1994 and refurbishment efforts at several Properties.

    Interest expense increased by $1.2 million, or 28.0% over 1993. The increase primarily reflected the higher level of indebtedness outstanding during 1994 as a result of the acquisition of the Marco Radisson.

    Net Income. As a result of the foregoing factors, net income for 1994 decreased by $3.1 million, or 65.3%, compared to 1993. Net income for 1993 was favorably impacted by 2.0 million due to $1.9 million in proceeds received from a legal settlement and a $978,000 gain on the sale of land, offset by the effect of minority interests of $848,000 on those two transactions.

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

    The Notes are non-callable during the first four years of the term then become redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, at any time during the term of the Notes, the holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $12 per partnership unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

    South Seas believes that cash generated by operations, together with the proceeds from the Notes Offering will be adequate to meet its working capital, debt service and capital expenditure requirements. South Seas' outstanding indebtedness, together with the Notes, places certain debt service obligations on the partnership. South Seas believes that it may be necessary to obtain additional debt or equity capital in order to accommodate its plan for growth and expansion in 1997 and in future periods. South Seas intends to pursue resort and/or hotel acquisitions and to a lesser extent development opportunities in order to achieve growth in its portfolio of properties. A portion of the expenditures associated with this growth strategy will be funded with cash generated from operations and proceeds from the Notes Offering.

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

    In December, 1996, South Seas obtained an irrevocable, transferable letter of credit in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the 10% Subordinated Notes. No amounts had been drawn at December 31, 1996.

    In March 1997, South Seas retained an investment banking firm to advise the partnership on various strategic financial alternatives, to meet its' future capital needs.

    On December 31, 1996, South Seas had cash and cash equivalents of $6.5 million; and restricted cash of $201,000. Cash and cash equivalents decreased by $881,000 during the year ended December 31, 1996.

    Cash flow from operations was approximately $2.4 million for the year ended December 31, 1996 as compared to $7.1 million in the prior period. Cash flow from operations was negatively impacted by a $3.3 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest (of approximately $1.1 million) thereon with the proceeds from the public offering and now having higher debt balances with monthly interest payments. South Seas' other major source of cash in the 1996 period was proceeds of $43.5 million from the Notes Offering. In addition to funding its operating activities, South Seas' major uses of cash during the 1996 period were principal payments and refinancings on outstanding debt of approximately $64.1 million (primarily through proceeds of the Notes Offering, including $11.9 million under revolving lines), capital expenditures and asset purchases of approximately $9.0 million, and distributions to partners of approximately $1.2 million.

    Cash flow from operations was approximately $7.1 million in 1995 as compared to $7.8 million in 1994. Cash flow from operations was negatively impacted by a $5.0 million increase in interest paid during 1995. South Seas' other major source of cash for 1995 was proceeds of approximately $28.6 million from the issuance of long-term debt. In addition to funding its operating activities, South Seas' major uses of cash during 1995 were principal payments and refinancings on outstanding long-term debt of approximately $15.7 million, capital expenditures and asset purchases of approximately $8.4 million, and distributions to partners of approximately $1.7 million.

    Cash flow from operations for the year ended December 31, 1994 was $7.8 million, as compared to $6.9 million for the year ended December 31, 1993. South Seas' major uses of cash for 1994 were capital expenditures of $1.7 million and asset purchases of $23.7 million (primarily associated with the acquisition of the Marco Radisson), distributions to partners of $3.6 million and principal payments on outstanding long-term debt of $2.4 million.

    Under the terms of the Indenture, South Seas is obligated to make capital expenditures in respect of the Properties in an amount equal to 2.5% of its consolidated resort related revenues for the immediately preceding fiscal year. South Seas' intends to make capital expenditures and additional refurbishment of certain properties of approximately $8.0 million during 1997. In addition, management plans anticipates spending $5.6 million in maintenance and repairs.

    At December 31, 1996, South Seas had $65.3 million in aggregate principal amount of long-term indebtedness (net of current maturities) outstanding under two notes payable. These notes are secured by various mortgages on the Properties and by security interests in substantially all of South Seas' other assets. The outstanding principal of these notes is due in increasing annual amounts until maturity in 2001. Approximately $40 million of these notes bear interest at 8.475% per annum, while approximately $27.1 million bear interest at 8.31%. See Note 5 of Notes to Consolidated Financial Statements.

    At December 31, 1996, South Seas had approximately $43.5 million in principal amount of subordinated indebtedness, represented by bonds payable. The interest rate on this subordinated indebtedness is 10% per annum.

    Approximately $1.7 million of notes and $265,000 of capital leases represent the aggregate principal amount of current maturities due as of December 31, 1996.

    On September 26, 1996, South Seas secured a $80 million mortgage note payable with $40 million in term and $40 million under a revolving credit facility. Simultaneously with closing, South Seas entered into an interest rate swap on the combined $26.75 million loan and the $18.25 million advance, which effectively fixed the interest rate at 8.47% per annum, beginning September, 1996 through June, 1998. Beginning July 1998 through September 2001, South Seas has purchased an interest rate collar on this amoritizing note with a ceiling of 7.5% and a floor of 5.0%.

    The agreements governing South Seas' outstanding indebtedness contain various covenants limiting its ability to incur additional indebtedness, merge or sell a controlling interest in South Seas, dispose of or acquire assets, issue securities, create liens, make capital expenditures, make distributions to partners, or engage in transactions with related parties, and requiring it to maintain certain levels of insurance, interest rate protection, specified levels of net worth and operating income, make a minimum level of capital improvements annually, maintain a minimum level of working capital, and satisfy certain financial ratios. Beginning July 1998 through September 2001, South Seas has purchased an interest rate collar on this amortizing note with a ceiling of 7.5% and a floor of 5.0%.

    South Seas exercised an option to purchase the Seaside Inn on Sanibel Island in January, 1997. The purchase price was $6.5 million. South Seas assumed approximately $2.5 million of aggregate principal indebtedness encumbering this property, which it expects to refinance into the $80.0 million senior loan in the first half of 1997. The funds used to pay the balance of the purchase price were derived from the Offering. South Seas does not anticipate incurring any significant additional general and administrative expense in connection with integrating the Seaside Inn's operation.

    Based on a lease amendment executed in January 1997, South Seas has an option to purchase Safety Harbor from its current owner for an exercise price of $11.4 million with an additional earn-out arrangement of $8.0 million, payable over a number of years based on the financial results of the property. The payment term is subject to a minimum payment with a maximum term of 40 years. The option will expire on May 31, 2000. Management believes that it can substantially improve Safety Harbor's operating results during future periods by renovating the resort and utilizing South Seas' marketing resources.

    Under the terms of its agreement with the former owner of the Marco Radisson, South Seas is obligated to make an additional payment upon the sale of the Property in an amount equal to at least $1.5 million. Prior to such a transaction, the former owner of the property has an option to receive a payment equal to 15% of the increase in the value of the property determined in accordance with a formula based upon a multiple of the property's adjusted net operating income less South Seas' cost basis in the property. Upon exercise of this option, South Seas would become obligated to pay the former owner the formula amount over a five year period together with interest thereon at the rate of 8% per annum.

    South Seas believes that cash generated by operations, together with the proceeds from the Offering, will be adequate to meet its ongoing, regular capital expenditure and debt service requirements. In addition, a key component of South Seas' growth strategy is the acquisition and, to a lesser extent, development of new resorts and hotels in targeted markets with demographic and business characteristics consistent with its market profile. South Seas intends to pursue acquisition and development opportunities in order to achieve growth in its portfolio of resorts. South Seas anticipates that implementation of its growth strategy will likely require it to obtain significant additional debt or equity financing. The amount of additional financing required by South Seas in order to implement its growth strategy will depend on several factors, including the purchase price and renovation costs associated with potential acquisitions, the real estate purchase price, site improvement and construction costs associated with development opportunities and South Seas' available cash resources at the time of a particular transaction. Although there can be no assurance as to South Seas' ability to obtain financing in the amounts it requires on commercially reasonable terms, if at all, South Seas believes that, based upon its current financial condition and results of operations, such financing will be available to it. South Seas' inability to obtain additional financing could have a material adverse effect on its results of operations, financial condition and future prospects. The Indenture limits South Seas' ability to incur additional Funded Indebtedness. See "Description of Notes Restrictions on Additional Funded Indebtedness" in the Offering Prospectus.

    In the opinion of management, no material adverse effect on either results of operations or financial position is anticipated due to the modification or replacement of existing information systems in order to accommodate year 2000 implications.

    South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

                                   MANAGEMENT


Directors, Executive Officers and Key Employees

     South Seas does not have any directors, executive officers or employees. South Seas does, however, have a seven-member advisory board consisting of the following individuals: Robert M. Taylor, Allen G. Ten Broek, Robert F. Anderson, Michael B. Peceri, Timothy
R. Bogott, Paul J. Powers and Peter C. Yesawich. The advisory board's primary function is to render nonbinding advice to the General Partner of South Seas with respect to strategic policies and decisions affecting South Seas.

     T&T Resorts, L.C., the General Partner of South Seas, has no directors or employees but does have a manager and executive officers. Robert M. Taylor is the sole manager, Chairman and Chief Executive Officer of T&T Resorts, L.C. and Allen G. Ten Broek is the Vice Chairman and President of T&T Resorts, L.C. The following is a biographical summary of the experience of Messrs.
Taylor and Ten Broek.

     Robert M. Taylor. Mr. Taylor is Chairman and Chief Executive Officer of T&T Resorts, L.C., a position in which he has served since its formation in February 1996. Mr. Taylor also serves as Chairman and Chief Executive Officer of S.S. Resort Management, L.C. (the general partner of the Management Company), a position in which he has served since its formation in 1994. In 1971, Mr. Taylor founded The Mariner Group, Inc., a company that has developed and managed numerous condominium resorts and other properties along Florida's southwest coast. Before founding The Mariner Group, Inc., Mr. Taylor worked for McKinsey & Company, a worldwide management consultant company, in the firm's Cleveland, Ohio, office. Prior to that, he served in the U.S. Army for two years, during which time he was stationed in Virginia and on the Island of Okinawa. Before his military service, Mr. Taylor worked with AT&T in Chicago. Mr. Taylor served from 1983 to 1996 as a director of Acme Cleveland Corp., a maker of industrial sensors and telecommunications equipment. Mr. Taylor also has served on the boards of a number of corporate, banking and community organizations, including the Miami branch of the Federal Reserve Bank and the Executive Committee of the Florida Council of 100. He currently serves on the board of First Independence Bank, and the board of the Foundation for Lee County Schools, as well as the Lee County Port Authority Special Airport Management Committee. A native of Columbus, Ohio, Mr. Taylor graduated from The Ohio State University in 1965 with a master of business administration degree and was the University's outstanding senior graduate in 1965.

     Allen G. Ten Broek. Mr. Ten Broek is the Vice Chairman and President of T&T Resorts, L.C., a position in which he has served since its formation in February 1996. Mr. Ten Broek is also President of The Mariner Group, Inc., a position in which he has served since October 1995. Mr. Ten Broek is the immediate past Vice Chairman and Managing Executive of Hilton Grand Vacations Company, a timeshare sales, development and vacation club affiliated with Hilton Hotels. Mr. Ten Broek is an original shareholder of The Mariner Group, Inc. and has been a director of

The Mariner Group, Inc. since 1973. Mr. Ten Broek served as President of The Mariner Group, Inc. from 1979 to 1992. Mr. Ten Broek resigned as President and Chief Operating Officer of The Mariner Group, Inc., in 1992 to become Vice Chairman of Hilton Grand Vacations Company, a position in which he served until October, 1995. He is a former director of the Bank of the Islands and Florida National Bank of Lee County, and was a founding director of Community Bank of the Islands. He has held a variety of director and officer positions with local community organizations. Mr. Ten Broek is the Chairman Emeritus of the Florida Shore and Beach Preservation Association and has served as chairman of two statewide task forces appointed by the Governor. He was recently elected Chairman of the newly formed American Coastal Coalition. Mr. Ten Broek is an officer or director of various other affiliates of the Partnership.

     As noted earlier, each of the Properties is currently managed by the Management Company, of which South Seas owns a 99% limited partnership interest (the 1% general partnership interest in the Management Company is held by S.S. Resort Management L.C., a Florida limited liability company). The Management Company is a Florida limited partnership. The Management Company is responsible for the day-to-day management of the Properties on behalf of South Seas. The Management Company has general responsibility and authority for all aspects of property management, including the establishment of operations policies, leasing, marketing, advertising, maintenance and security of the Properties, the supervision of construction, repairs and improvements and the employment and supervision of on-site personnel and consultants. All costs and expenses of the management of the Properties are borne by South Seas. The Management Company also renders certain administrative services to South Seas, including supervising the preparation of investor reports, handling investor inquiries, coordinating federal and state tax filings, maintaining books and records, handling financings and refinancings and investing uncommitted funds.

     The Management Company does not have any directors or executive officers. The general partner of the Management Company is S.S. Resort Management, L.C., a Florida limited liability company. As a limited liability company, S.S. Resort Management, L.C. does not have any directors. Robert M. Taylor, Timothy R. Bogott and
Richard E. Krichbaum do, however, serve as the managers of S.S. Resort Management, L.C. The managers of S.S. Resort Management, L.C., by majority vote, have the power to appoint executive officers of S.S. Resort Management, L.C.

     The following sets forth certain information concerning the executive officers of S.S. Resort Management, L.C.

Name                                 Age                  Position
Robert M. Taylor                      55    Chairman and Chief Executive Officer
Michael B. Peceri                     70    Vice Chairman
Timothy R. Bogott                     50    President
Richard E. Krichbaum                  41    Vice President of Finance & Administration
G. Scott Siler                        47    Vice President of Development
Salvatore Dickinson                   38    Vice President of Marketing
Leonard P. Myers                      50    Vice President of Human Resources

Ralph Suda                            50    Vice President of Reservations
Brian P. Garavuso                     34    Vice President of Technology

     The following is a biographical summary of the experience of the executive officers of S.S. Resort Management, L.C. (other than Mr. Taylor, whose biographical summary is previously set forth):

     Michael B. Peceri. Mr. Peceri is Vice Chairman of S.S. Resort Management, L.C., a position in which he has served since its formation in 1994. Mr. Peceri was the Vice President of the International Hotel and Motel Association and became its president for a two-year term beginning in 1996. Mr. Peceri began his hospitality industry career in 1972 as manager of the Song of the Sea Resort Motel in southwest Florida. From the Song of the Sea, Mr. Peceri progressively moved into additional senior positions, serving as executive vice president and general manager of South Seas Plantation from 1976 to 1980, president of Marquis Hotels and Resorts (an Affiliate of The Mariner Group, Inc. and South Seas) from its inception in 1980 until 1991, when he became chairman (a position in which he served until he was appointed vice chairman of S.S. Resort Management, L.C.). Mr. Peceri was the 1994 chairman of the American Hotel and Motel Association, past president of the Florida Hotel and Motel Association, the past president of the Sanibel/Captiva Chamber of Commerce and former vice chairman of the Lee County Tourist Development Council. Mr. Peceri also has served on the Advisory Council to the State of Florida's director of tourism and on the Governor's Task Force for Tourism Funding. Mr. Peceri was named "Florida Hotelier of the Year" in 1986.

     Timothy R. Bogott. Mr. Bogott is President of S.S. Resort Management, L.C., a position in which he has served since its formation in 1994. A veteran of both the real estate and hospitality industries, Mr. Bogott joined The Mariner Group, Inc. in 1976 as project manager and director of administration. In 1979, he was elected as the secretary/treasurer of The Mariner Group, Inc., and in 1983 was named its vice president of finance. From 1984 to 1993, Mr. Bogott served as president and chief executive officer and as director of Mariner Capital Management Inc. and Mariner Capital Investment Corporation, both Affiliates of The Mariner Group, Inc. Before joining The Mariner Group, Inc., Mr. Bogott was assistant vice president of Palmetto Savings and Loan Association in Ft. Myers, Florida. Prior to that he held various management positions with The First National Bank of Ft. Myers and the American National Bank of Denver, Colorado. Mr. Bogott is a former member of Lee Memorial Hospital's Finance Committee. He is a graduate of the University of Colorado business school. He also attended the Florida School of Banking and the School of Banking of the South.

     Richard E. Krichbaum. Mr. Krichbaum is Vice President of Finance and Administration and Chief Financial Officer of S.S. Resort Management, L.C., a position in which he has served since its formation in 1994. Mr. Krichbaum joined The Mariner Group, Inc. in 1984 as director of project finance and was promoted to treasurer and vice president of finance in 1987 before being named vice president and chief financial officer in 1992. Before joining The Mariner Group, Inc., Mr. Krichbaum worked seven years with the E.J. DeBartolo Corp. in Youngstown, Ohio. Mr. Krichbaum currently serves on the Advisory Board of the University of South Florida, Fort Myers campus; as a director of the United Way of Lee County; a director and officer of South Ft. Myers Little League baseball, and he has also served as a director of the Boy Scouts of Southwest Florida. A native of Youngstown, Ohio, Mr. Krichbaum graduated from Youngstown State University in 1979 with a bachelors of science degree in accounting. He received his master's degree in finance from Youngstown State University in 1986.

     G. Scott Siler. Mr. Siler is Vice President of Development of S.S. Resort Management, L.C., a position in which he has served since its formation in 1994. Mr. Siler joined The Mariner Group, Inc. in 1972 as director of food and beverage operations for South Seas Plantation, a post he held until 1977. During his 20-plus years with The Mariner Group,,Inc., Mr. Siler has held a variety of other management and senior management positions, serving as vice president of food and beverage operations for Mariner Properties Inc., vice president of food and beverage operations for Marquis, Hotels and Resorts, and vice president of operations for Marquis Hotels and Resorts. Mr. Siler has also served as general manager of Sundial Beach and Tennis Resort, vice president of development for Marquis Hotels and Resorts, and president of Marquis Hotels and Resorts. Mr. Siler is a member of the Tourist Development Council of Lee County, Florida, and the Cornell Society of Hotelmen.

     Salvatore Dickinson. Mr. Dickinson is Vice President of Marketing of S.S. Resort Management, L.C., a position in which he has served since September 1994. Prior to joining S.S. Resort Management, L.C. in 1994, Mr. Dickinson served for more than nine years with Robinson, Yesawich & Pepperdine, Inc., the nation's largest advertising, marketing and public relations firm specializing in serving travel industry clients, during which time he managed accounts such as the Lee County Visitor and Convention Bureau, Premier Cruise Lines (The Big Red Boat), Hilton International and The Continental Companies (now Carnival Hotels and Resorts). Mr. Dickinson is an active member of the Hospitality Sales & Marketing Association International and the American Advertising Federation. He received his bachelor's degree in advertising and master's degree in marketing communications from Florida State University.

     Leonard P. Myers. Mr. Myers is Vice President of Human Resources of S.S. Resort Management, L.C., a position in which he has served since its formation in 1994. Mr. Myers joined The Mariner Group, Inc. in 1981 to direct employee relations, including recruiting, training, quality assurance and employee services at South Seas Plantation. Prior to joining The Mariner Group, Inc., Mr. Myers served as a psychologist at the Lee Mental Health Center in Ft. Myers, Florida, as a training specialist at Sunland Training Center in Orlando, Florida, and as personnel manager for Imhoff Brothers Inc., a restaurant franchise company in Windom, Minnesota. Mr Myers is a board member on the Wages Coalition and is also on the board for Organizational Flexibility Profile Advisory Board. He also serves on the board for the Association for International Practical Training. Mr. Myers is the past chairman of the Human Resources Committee for the Lee County

School Board. He is a past president of the Health Care Coalition and the Career Education Advertising Council. Mr. Myers received his masters degree in community/industrial psychology in 1976 from the University of Central Florida in Orlando.

     Brian P. Garavuso. Mr. Garavuso is the Vice President of Technology for S.S. Resort Management, L.C., a promotion from his previous title of Director of Management of Information Systems, a position he has held since its formation in 1994. He has been with the company since 1983 and has held a variety of management positions. Specific duties included the establishment of the company's Vacation Planning Center, the central reservations facility. He also served as vice president and controller for Marquis Hotels and Resorts, a subsidiary of South Seas Resorts Company. Mr. Garavuso serves on the technology sub-committee for the American Hotel & Motel Association and he is chairman of the Springer-Miller Host Systems Users Group. A native of Long Island, New York, he graduated from the University of South Florida in 1986 with a B.S. in Business Administration.

     Ralph Suda. Mr. Suda is the Vice President of Reservations for S.S. Resort Management, L.C., a position he has held since February 1996. Prior to joining S.S. Resort Management, L.C., Mr. Suda served as the Vice President of Reservations for The Ritz- Carlton Hotel Company in Atlanta for two years. Previously, he spent 19 years with the Hyatt Hotels Corporation in a variety of positions and locations ranging from Rooms Director to General Manager. He is past president of the Lexington Hotel/Motel Association, and has served on the boards of the Lexington Chapter, Kentucky Restaurant Association, the Advisory Board, University of Kentucky Hospitality Management Program. Mr. Suda also served on the boards of Junior Achievement and Big Brothers/Big Sisters. He received a Bachelor in Business Administration from the University of Hawaii.


General Partner

     T&T Resorts, L.C., the General Partner of South Seas, has the power and authority to manage and control the activities of South Seas and is liable for all the debts of South Seas (to the extent not paid by South Seas), except with respect to the Notes and any other indebtedness incurred by South Seas which is nonrecourse to the General Partner.

     South Seas does not directly employ any of the persons responsible for managing its resort and hotel operations. Rather, South Seas' operations are managed by the officers of S.S. Resort Management, L.C., the general partner of the Management Company.

Compensation of the General Partner

     T&T Resorts, L.C., the General Partner of South Seas, receives no management fee or similar compensation in connection with its services as general partner of South Seas and will receive no remuneration other than (i) distributions in respect of its equity interest in South Seas and (ii) reimbursement for all direct and indirect costs and expenses incurred on behalf of South Seas and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, South Seas.

Executive Compensation

     The executive officers of S.S. Resort Management, L.C., the general partner of the Management Company, manage and operate South Seas' business. South Seas does not directly employ any of such executive officers. The following table sets forth compensation for fiscal year 1996 of the chief executive officer and executive officers of S.S. Resort Management, L.C. earning more than $100,000.

Summary Compensation Table

                                                            Annual  Compensation
                                                                                                 Other
Name and                                             Bonus(1)         Bonus(l)                   Annual
Principal Position                 Salary            Incentive      Profit Sharing            Compensation(2)
Robert M. Taylor
     Chairman/CEO                 $227,000           $45,000             $0                      $17,000

Timothy R. Bogott
     President                    $150,000           $30,000             $0                      $17,000

Richard E. Krichbaum
     Vice President               $117,500           $22,000             $0                       $3,000

G.Scott Siler
 Vice President                   $115,000           $15,000             $0                       $3,000

Salvatore Dickinson
     Vice President               $100,250           $15,000             $0                       $2,836

(1) The Management Company has adopted both an incentive bonus plan and a profit sharing bonus plan in which all of the executive officers of the Management Company are eligible to participate. Under the incentive bonus plan, subject to the achievement of certain financial and other objectives, Mr. Taylor and Mr. Bogott may earn up to 40%, which may be adjusted upward based on exceptional performance, of their respective base compensation, and each other executive officer may earn up to 30%, which may be adjusted upward based on exceptional performance, of his respective base compensation as an annual bonus. Under the profit sharing bonus plan, an aggregate bonus pool is established in the amount of 25% of the excess of actual net operating income over budgeted net operating income. The bonus pool is then allocated to the executive officers and other employees of the Management Company at the discretion of Mr. Taylor and Mr. Bogott. Both the incentive bonus plan and the profit sharing bonus plan are payable in cash.

(2) Amounts reported as other annual compensation represent Matching Contributions made by the Management Company under its Section 401 (k) Plan. The 401 (k) Plan allows participants to defer up to the statutory maximum of their annual salary on a pre-tax basis. Up to 4% of an employee's salary deferred by such employee will be matched by a Management Company contribution equal to 50% of the amount deferred. Contributions made by the Management Company vest immediately. The amounts reported as other annual compensation for Mr. Taylor and Mr. Bogott include Advisory Board fees of $14,000 each, paid by South Seas.

Ownership of Interests in South Seas, The General Partner and the
Management Company

     The following table sets forth certain information with respect to each beneficial owner of more than 5% of South Seas' voting securities.

                                                 Amount and Nature                          Percentage
Name of Beneficial Owner                    of Beneficial Ownership                          of Class
T&T Resorts, L.C. (1)                    44,273 General Partnership Units                      100%
The Mariner Group, Inc.                 610,385 Limited Partnership Units                    13.93%
Robert M. Taylor                        506,912 Limited Partnership Units (2)                11.57%
Robert F. Anderson                      452,273 Limited Partnership Units                    10.32%
Allen G. Ten Broek                      407,219 Limited Partnership Units                     9.29%


(1) Mr. Taylor and Mr. Ten Broek are the sole equity owners of T&T Resorts, L.C., the General Partner of South Seas. Mr. Taylor owns 51% of the membership interests of T&T Resorts, L.C. and Mr. Ten Broek owns 49% of the membership interests of T&T Resorts, L.C.

(2) Robert M. Taylor shares investment and voting power with his spouse with regard to 20,000 units.

     The following table sets forth the beneficial ownership interest in South Seas held by each executive officer of S.S. Resort Management, L.C., the general partner of the Management Company.

                                                 Amount and Nature                        Percentage
Name of Beneficial Owner                    of Beneficial Ownership                          of Class
Robert M. Taylor (1)                     22,579 General Partnership Units                       51%
Robert M. Taylor                        506,912 Limited Partnership Units (2)                11.57%
Timothy R. Bogott                       150,000 Limited Partnership Units (3)                 3.42%
G. Scott Siler                           47,487 Limited Partnership Units                     1.08%
Richard E. Krichbaum                     33,060 Limited Partnership Units                     0.75%
Leonard P. Myers                         14,000 Limited Partnership Units                     0.32%
Salvatore P. Dickinson                    7,000 Limited Partnership Units                     0.16%
Ralph G. Suda                             7,000 Limited Partnership Units                     0.16%
Brian P. Garavuso                         3,000 Limited Partnership Units                     0.07%

(1) Owned indirectly through Mr. Taylor's 51% ownership interest in T&T Resorts, L.C., the General Partner of South Seas.

(2) Robert M. Taylor shares investment and voting power with his spouse with regard to 20,000 Units.

(3) Eighty-two Thousand Five Hundred (82,500) of Mr. Bogott's Units are subject to a Redemption Agreement between Mr. Bogott and South Seas (the "Redemption Agreement"). The Redemption Agreement reflects certain rights that Mr. Bogott was entitled to as an officer of Mariner Capital Management, Inc., that South Seas agreed to honor at the time Mr. Bogott joined the Management Company. Generally, the Redemption Agreement provides that if Mr. Bogott dies or his employment with S.S. Resort Management, L.C. is terminated by S.S. Resort Management, L.C., South Seas will repurchase, at Mr. Bogott's request, 82,500 of Mr. Bogott's Units at a price equal to the higher of $12 per Unit or such price as the advisory board of South Seas determines. If Mr. Bogott voluntarily terminates his employment with S.S. Resort Management, L.C., South Seas will repurchase, at Mr. Bogott's request, 82,500 of Mr. Bogott's Units at a price equal to $10 per Unit.

     South Seas owns a 99% limited partnership interest in the Management Company and S.S. Resort Management, L.C. owns the 1% general partnership interest in the Management Company. The beneficial ownership interests of S.S. Resort Management, L.C., a Florida limited liability company, are held as follows: 99% by Mr. Taylor, 0.5% by Mr. Bogott and 0.5% by Mr. Krichbaum.

     The addresses of the persons shown in the tables above are as follows: T&T Resorts, L.C., the Mariner Group, Inc., and Messrs. Taylor, Ten Broek, Bogott, Siler, Krichbaum, Myers, Dickinson, Suda and Garavuso, c/o South Seas, 12800 University Drive, Suite 350, Fort Myers, Florida 33907 and Mr. Anderson, P.O. Box 08337, Fort Myers, Florida 33907.

Compensation Committee Interlocks and Insider Participation

     Compensation decisions with respect to the executive officers of the Management Company with respect to fiscal year 1996 were made by Messrs. Taylor, Ten Broek and Bogott.

     The following discussion of certain relationships and transactions includes transactions involving, directly or indirectly, (i) the following executive officers of the General Partner: Robert M. Taylor - Chairman and Chief Executive Officer and Allen G. Ten Broek - Vice Chairman and President; (ii) the following executive officers of the general partner of the Management Company: Mr. Taylor
- Chairman and Chief Executive Officer, Michael B. Peceri - Vice Chairman, Timothy R. Bogott - President, Richard E. Krichbaum Vice President of Finance and Administration and G. Scott Siler - Vice President of Development; and (iii) the following owners of more than 5% of the outstanding Units: Mr. Taylor, Mr. Ten Broek, The Mariner Group, Inc. and Robert F. Anderson.

Transactions With The Mariner Group, Inc.

     South Seas paid $2.9 million, $4.9 million and $3.5 million in 1994, 1995 and 1996, respectively, to The Mariner Group, Inc. in exchange for services performed by The Mariner Group, Inc. as an administrator for insurance coverage. South Seas expects this relationship to continue for the foreseeable future.

     South Seas paid $229,000, $236,000 and $261,000 in 1994, 1995 and 1996, respectively, to The Mariner Group, Inc. pursuant to a sublease of office space. The term of the sublease for such office space expires on May 28, 2000. Under the sublease, rent increases at a rate of 5% per year.

     Effective January 1, 1994, South Seas issued 381,505 Units to The Mariner Group, Inc. in exchange for certain property owned by certain wholly-owned Subsidiaries of The Mariner Group, Inc., including the Sundial Beach and Tennis Resort, The Dunes Golf & Tennis Club, management agreements for the Sanibel Inn and a dining club and assets relating to two real estate brokerage services. For purposes of this transaction, an aggregate value of $4,604,765.35 ($12.07 per Unit) was ascribed to the Units received by The Mariner Group, Inc. See Note 1 to the Consolidated Financial Statements for a discussion of the accounting treatment of this transaction.

     Effective January 1, 1994, South Seas issued 210,253 Units to Mariner Capital Management, Inc. in exchange for certain property owned by Mariner Capital Management, Inc., including all of the stock of Mariner Capital Investment Corp. and management rights for the Best Western-Sanibel, the Song of the Sea Inn, the Best Western Pink Shell Beach Resort and the Seaside Inn. The Mariner Group, Inc. owned a 60% interest and Mr. Bogott owned a 25% interest in Mariner Capital Management, Inc. as of January 1, 1994. For purposes of this transaction, an aggregate value of $2,537,753.71 ($12.07 per Unit) was ascribed to the Units received by Mariner Capital Management, Inc. See Note 1 to the Consolidated Financial Statements for a discussion of the accounting treatment of this transaction.

     The determination of the per Unit value referred to in the two immediately preceding paragraphs and the number of Units transferred in each transaction was based on values ascribed to the Properties owned by South Seas and the properties transferred to South Seas as described above. The gross values of these Properties were generally determined by capitalizing income, using trailing 12-month adjusted operating income available to service debt and various multiples selected by the parties ranging from 9 to 13, then deducting outstanding indebtedness and making other adjustments as necessary. The valuation process was coordinated by Mr. Taylor, Mr. Bogott and Mr. Krichbaum.

     In January 1997, South Seas exercised an option to purchase the Seaside Inn from its owner, Florida Income Fund, L.P., for $6.5 million. The exercise price of the option was determined by negotiation between South Seas and Florida Income Fund, L.P. The parties to these negotiations valued the Seaside Inn by capitalizing income, using the Seaside Inn's prospective 12-month adjusted operating income available to service debt and a multiple selected by the parties, then deducting outstanding indebtedness and making other adjustments. An appraisal of the Seaside Inn conducted subsequent to the execution of the option agreement indicated that the fair market value of the Seaside Inn was $5,700,000, excluding the value of the management contract. This appraisal made certain valuation assumptions including a reserve for a lower number of rental units. Management believes the purchase price for the Seaside Inn is representative of the fair market value for the property at the time of purchase. The Management Company currently manages this Property pursuant to the terms of a management agreement between the Management Company and Florida Income Fund, L.P. Under such management agreement, the Management Company receives 6% of the gross revenues generated by this Property, plus reimbursement of all costs incurred in connection with the operation of this Property. This management agreement expires on December 31, 1999. Mariner Capital Management, Ltd., (Mariner Capital Management, Ltd., has an arrangement with Mariner Capital Management, Inc., whereby Mariner Capital Management, Ltd., earns 100% of the net income of Mariner Capital Management, Inc.) and MCD Real Estate, Inc., an Affiliate of McDonald & Company Securities, Inc., are the general partners of Florida Income Fund, L.P. The Mariner Group, Inc. owns a 60% interest and Mr. Bogott owns a 25% interest in Mariner Capital Management, Ltd. (Mariner Capital Management, Ltd., has an arrangement with Mariner Capital Management, Inc., whereby Mariner Capital Management, Ltd., earns 100% of net income of Mariner Capital Management, Inc.) Although South Seas and Florida Income Fund, L.P. believe the exercise price for the option to be fair, given the relationships of the parties involved, the exercise price of the option cannot be considered to have been negotiated fully at arm's length.

     The Management Company currently manages the Best Western Pink Shell Beach Resort pursuant to the terms of a management agreement between the Management Company and Florida Income Fund III, L.P. Under such Management Agreement, the Management Company receives 6% of the gross revenues generated by this Property, plus reimbursement of all costs incurred in connection with the operation of this Property. This management agreement expires on December 31, 1999. Mariner Capital Management, Inc. and MCD Real Estate, Inc. are also the general partners of Florida Income Fund III, L.P.

     The following individuals directly or indirectly owned the following interests in The Mariner Group, Inc. as of the dates set forth below:

                                       Jan 1, 1994             Jan 1, 1995           Jan 1, 1996
Robert M. Taylor(l)                       17.43%                 16.73%                 16.53%
Robert F. Anderson(2)                     14.51%                 12.61%                 15.18%
Allen G. Ten Broek                         5.2 %                 11.09%                 11.54%
Timothy R. Bogott(3)                       0.57%                  0.82%                  1.24%
Richard E. Krichbaum                       0.13%                  0.33%                   .32%
G. Scott Siler                             0.05%                  0.81%                   .79%
Michael B. Peceri                           .17%                  1.01%                  1.03%

(1) Includes shares held by partnerships for the benefit of Mr. Taylor's family. With respect to January 1, 1995 and 1996, includes shares owned by Mr. Taylor's spouse.

(2) Includes shares held by Mr. Anderson as trustee with respect to trusts established for the benefit of Mr. Anderson's family.

(3)       Includes shares held in an IRA account.

Other Transactions

              Mr. Taylor and Mr. Ten Broek (or the limited liability company, San-Cap, L.C.) received in the aggregate $75,000, $78,000 and $81,000 for the years 1994, 1995 and 1996, respectively, from South Seas Resort Limited Partnership, a 99%-owned Subsidiary of South Seas, as fees for services performed in their capacities as general partners of such limited partnership. Mr. Taylor and Mr. Ten Broek each received 50% of such fees, which were calculated by multiplying gross revenues of the partnership by 0.15% pursuant to the terms of its partnership agreement.

              Between September and November 1994, South Seas issued $2,950,000 aggregate principal amount of promissory notes earning interest at 14% per annum to 23 accredited purchasers. These notes matured and were redeemed on December 29, 1995. The following individuals purchased notes in the following amounts in September 1994:

       Mr. Anderson (as trustee)       $200,000
       Mr. Bogott                      $100,000
       Mr. Peceri                      $ 50,000

     Between January and May 1995, South Seas issued $5,000,000 aggregate principal amount of mortgage notes bearing interest at 13% per annum. Mr. Taylor, together with his spouse, purchased $60,000 aggregate principal amount of these notes. The notes were repaid in full with proceeds of the public debt offering in March, 1996.

     Effective January 1, 1995, South Seas issued (i) 421,049 Units to Jolly Roger Resort, Ltd., a Florida limited partnership, in exchange for the Best Western-Sanibel and (ii) 252,835 Units to Song of the

Sea Company, Ltd., a Florida limited partnership, in exchange for the Song of the Sea Inn. For purposes of these transactions, an aggregate value of $5,343,111.81 ($12.69 per Unit) was ascribed to the Units received by Jolly Roger Resort, Ltd. and an aggregate value of $3,208,476.15 ($12.69 per Unit) was ascribed to the Units received by Song of the Sea Company, Ltd. See Note 1 to the Consolidated Financial Statements for a discussion of the accounting treatment of these transactions. Mariner Capital Partnerships, Inc. was the general partner of each of Jolly Roger Resort, Ltd. and Song of the Sea Company, Ltd. and its combined ownership and carried interest equaled 14.5% and 11.4% of Jolly Roger Resort, Ltd. and Song of the Sea, Ltd., respectively. The Mariner Group, Inc. owned a 60% interest and Mr. Bogott owned a 25% interest in Mariner Capital Partnerships, Inc. as of January 1, 1995. The following individuals owned the following interests, directly and indirectly, in Song of the Sea Company, Ltd. as of January 1, 1995:


       Mr. Bogott..........................................4.4545%
       Mr. Peceri..........................................4.4545%
       Mr. Krichbaum (and family)..........................0.5728%

     The determination of the per Unit value referred to in the preceding paragraph and the number of Units transferred in each transaction was based on values ascribed to the properties owned by South Seas and the properties transferred to South Seas as described above. The gross values of these properties were generally determined by capitalizing income, using trailing 12-month adjusted operating income available to service debt and various multiples selected by the parties ranging from 9 to 13, then deducting outstanding indebtedness and making other adjustments as necessary. The valuation process was coordinated by Mr. Taylor, Mr. Bogott and Mr. Krichbaum.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                   SIGNATURES
                                DECEMBER 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





ROBERT M. TAYLOR                             RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.                VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                           S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES                        GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP                  SOUTH SEAS RESORTS
(SIGNATURE)                                  COMPANY, L.P.
MARCH 31, 1997                               (SIGNATURE)
                                             MARCH 31,1997





TIMOTHY R. BOGOTT                            VIRGINIA S. BROOKS
PRESIDENT                                    CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.                 S.S. RESORT MANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS                L.C.
RESORTS COMPANY, L.P.                        GENERAL PARTNER OF SOUTH
(SIGNATURE)                                  SEAS RESORTS COMPANY, L.P.
MARCH 31, 1997                               (SIGNATURE)
                                             MARCH 31, 1997