Form 10-Q
period 1997-03-31
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1997-05-19
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                          FORM 10-Q
                        MARCH 31, 1997

                            INDEX

                                                  PAGE NO.
COVER LETTER

PART I

  ITEM 1

     FINANCIAL INFORMATION

     Consolidated Balance Sheets at
      March 31, 1997 and 1996 and
       December 31, 1996                          1

     Consolidated Statements of Operations
      for the Three Months Ended
      March 31, 1996 and 1997                     2

     Consolidated Statements of Cash Flows
      for the Three Months Ended
      March 31, 1996 and 1997                     3-4

     Notes to Consolidated Financial Statements        5-6

   ITEM 2

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations   7-10

PART II

     OTHER INFORMATION                            11


SIGNATURES                                             12

EXHIBITS:


     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     EXHIBIT 99 - CALCULATION OF WEIGHTED AVERAGE
      UNITS OUTSTANDING

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                                 March 31
                                                              Dec. 31
                                            1997         1996        1996
                                       (unaudited)  (unaudited)  (audited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents              $ 5,656     $22,681      $6,459
     Restricted cash                             89       3,472         201
     Accounts receivable, trade               7,470       7,532       6,743
     Receivables from affiliates                267           -         543
     Inventories                              1,754       1,964       1,677
     Prepaid expenses and other               1,617       1,898       1,637

          Total current assets               16,853      37,547      17,260
PROPERTY, PLANT AND EQUIPMENT, net           86,179      77,194      79,904
LOAN COSTS, net                               5,509       5,322       5,660
GOODWILL, net                                 7,238       6,714       6,440
OTHER ASSETS                                  1,643       1,897       1,778

          Total assets                     $117,422    $128,674    $111,042

LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
     Current maturities of notes
      and mortgages payable                 $ 1,863     $ 8,675      $1,750
     Current obligations under
      capital leases                            226         265         265
     Accounts payable                         4,992       4,633       4,410
     Accrued expenses                         6,486       7,619       4,940
     Customer deposits                        4,294       3,750       4,976
     Deferred revenue                         1,289         359       1,585

          Total current liabilities          19,150      25,301      17,926
NOTES AND MORTGAGES PAYABLE, less
 current maturities                          63,805      64,232      65,357

BONDS PAYABLE                                43,500      43,500      43,500

LONG-TERM OBLIGATIONS UNDER
 CAPITAL LEASES, less current
 obligations                                    602         838         631

OTHER LONG-TERM OBLIGATIONS                   1,305       1,384       1,305

COMMITMENTS AND CONTINGENCIES                     -           -           -

PARTNERSHIP UNITS SUBJECT TO REDEMPTION         825         825         825

MINORITY INTERESTS                               33          17          27

PARTNERS' CAPITAL DEFICIENCY                (11,798)     (7,423)    (18,529)

          Total liabilities and
           partners' capital
           deficiency                      $117,422    $128,674    $111,042



The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except per unit data)
                              (unaudited)

                                                       Three Months
                                                       Ended March 31
                                                       1997           1996
Revenues

  Rooms                                                $24,881      $22,850
  Food and beverage                                      5,971        5,728
  Retail                                                 2,217        2,100
  Golf                                                   1,124        1,018
  Spa and fitness                                          697          770
  Other                                                  4,825        5,197

        Total revenues                                  39,715       37,663

Expenses

  Rooms                                                  4,526        4,143
  Food and beverage                                      4,323        4,021
  Retail                                                 1,460        1,380
  Golf                                                     333          238
  Spa and fitness                                          367          402
  Other                                                  1,745        1,729
  Condominium lease and rental expenses                  6,102        6,102
  Sales and marketing                                    1,872        2,037
  Maintenance and grounds                                1,385        1,328
  General and administrative - resort properties         4,978        4,571
  General  and administrative  - corporate overhead        912          856
  Depreciation and amortization                          2,005        1,879
  Interest expense                                       2,625        2,553

        Total expenses                                  32,633       31,239

Income before non-operating items                        7,082        6,424

  Net gain on disposal/sale of fixed assets                  -            4
  Minority interests                                       (22)         (22)

     Net income                                        $ 7,060      $ 6,406

  Net income per unit, primary                         $  1.59      $  1.49

  Net income per unit, fully diluted                   $   .95      $  1.44

  Weighted average units outstanding                     4,427        4,309














The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Page 1 of 2
(In Thousands)
(unaudited)
                                                           Three Months
                                                          Ended March 31
                                                         1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others              $ 37,930    $ 34,660
  Cash paid to suppliers, employees and affiliates      (26,071)    (26,047)
  Interest paid                                          (2,541)     (4,399)
        Net cash provided by operating
           activities                                     9,318       4,214

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures/purchase of assets                (2,276)     (1,905)
  Proceeds from sale of assets                                -           4
  Loans to affiliates, net of repayments                    (50)          -
  Purchase of resort property assets                     (3,411)          -
  Change in restricted cash                                 112       2,346
        Net cash (used)/provided by investing
           activities                                    (5,625)        445

CASH FLOWS FROM FINANCING ACTIVITIES:
  Draws under line of credit                                500           -
  Payments under line of credit                          (4,000)          -
  Proceeds from long-term debt                                -      43,500
  Deferred loan costs                                      (139)     (2,844)
  Principal payments, long-term debt                       (444)    (16,250)
  Principal payments, under capital
     lease obligations                                      (68)       (407)
  Principal payments, bonds payable                           -     (12,998)
  Distributions to partners                                (329)       (302)
  Distributions to minority unit holders                    (16)        (17)
        Net cash (used)/provided by
           financing activities                          (4,496)     10,682

Net (decrease)/increase in cash                            (803)     15,341

Cash and cash equivalents, beginning of period            6,459       7,340

Cash and cash equivalents, end of period                $ 5,656     $22,681









(continued)
The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Page 2 of 2
(In Thousands)
(unaudited)
                                                                                             Three Months
                                                       Ended March 31
                                                        1997           1996

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income                                         $ 7,060       $6,406
    Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation/amortization expense                 2,005        1,879
       Gain on sale of fixed assets                          -           (4)
       Minority interest                                    22           22
    Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable, net                           (710)      (1,271)
       Inventories                                         (77)        (117)
       Prepaid expenses and other assets                    46         (158)
    Increase (decrease) in:
       Accounts payable                                    539        1,420
       Accrued expenses                                  1,508       (2,291)
       Customer deposits                                  (779)        (958)
       Deferred revenues                                  (296)        (714)

          Total adjustments                              2,258       (2,192)

Net cash provided by operating activities              $ 9,318       $4,214



Supplemental schedule of noncash investing and financing activities:

  In January, 1997 South Seas acquired the Seaside Inn on
  Sanibel Island, Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million.





















The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.
           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) to present fairly South Seas Properties Company Limited Partnership ("South Seas") consolidated financial position as of March 31, 1996 and 1997, and the consolidated results of its operations and its consolidated cash flows for the three months ended March 31, 1996 and 1997.
The results of operations for the three month period ended
March 31, 1997 are not indicative of the results to be expected for the full year due to the seasonality of the business operation. For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' 10-K report. Certain amounts in the financial statements have been reclassified to conform with the current presentation. These reclassifications had no effect on the results of operations previously reported.
The audited consolidated balance sheet at December 31, 1996 presented on page one of this 10Q, does not include all disclosures required by generally accepted accounting principles. Refer to South Seas annual 10-K report for complete footnote disclosure.


Note 2.  Computation of Earnings Per Unit

    Primary earnings per unit of partnership interests are computed based on the weighted average number of partnership unit equivalents (unit options, if applicable) outstanding of
    4.43 million and 4.31 million, for the years ended
    March 31, 1997 and 1996, respectively. The computation of fully diluted earnings per unit assumed conversion of the 10% convertible subordinated notes due April 2003, accordingly, net earnings were increased by interest expense on the subordinated notes. For the 1997 and 1996 fully diluted earnings unit computation, units were computed to be 8.57 million and 4.49 million, respectively.

Note 3. Impact of Recently Issued Accounting Standards

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for South Seas for the year ended December 31, 1997.
    FAS 128 replaces the presentation of primary earnings per unit with a presentation of basic earnings per unit which excludes dilution and is computed by dividing income available to partnership unit holders by the weighted average number of partnership units outstanding for the period.
    Diluted earnings per unit reflect the potential dilution that would occur if securities or other contracts to issue units were exercised or converted into units or resulted in the issuance of units that then shared in the earnings of the entity. Diluted earnings per unit is computed similarly to fully diluted earnings per unit pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per unit on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per unit computation to the numerator and denominator of the diluted earnings per unit comparison. Had FAS 128 been applicable for the three months ended March 31, 1997, basic and diluted earnings per unit would have been $1.59 and $.95, respectively.

Note 4.

    On January 6, 1997 South Seas purchased from an affiliated limited partnership, real and personal property used in the operation of a 32 unit motel (Seaside Inn) on Sanibel Island, Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million. Unaudited revenues and net income for the Seaside Inn for the year ended December 31, 1996 were $1.4 million and $43,000, respectively.

    The balance of the purchase price was made via a cash payment of $3.4 million which was allocated as follows:


       Cash payment                                 $3,411,000

     Allocated to:

       Fixed assets                                 $5,574,000
       Goodwill                                        912,000
       Current assets and liabilities, net            (134,000)
       Debt assumed                                 (2,505,000)
       Repayment of advance from South Seas           (326,000)
       Down payment                                   (100,000)
       Other                                           (10,000)
                                                    $3,411,000

Note 5.  Seaside Inn Revolving Credit Line

    South Seas anticipates increasing and amending the $2.5 million loan held by Barnett Bank, N.A. secured by the Seaside Inn to a $3.5 million revolving credit note and to cause Barnett to assign the loan to Credit Lyonnais, New York Branch, Barnett Bank, N.A. and Finova Capital Corporation (collectively, the "Lender") and to pledge the Seaside Inn to the Lender for security. The additional funding would be available for capital expenditures.

Note 6.  Revolving Credit Line

    In connection with the $40 million revolving line of credit with Credit Lyonnais, New York Branch, South Seas had available $16.4 million at March 31, 1997. South Seas applies surplus seasonal working capital or draws working capital based on seasonal needs to reduce or increase the outstanding revolving loan balance.

PART I -   FINANCIAL INFORMATION
Item 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with "Selected Historical Financial Data," "Selected
  Consolidated Financial Data" and the audited consolidated financial statements for South Seas and the notes thereto appearing in the annual 10-K report for the year ended December 31, 1996.

GENERAL

  South Seas is one of the largest owners and operators of upscale beachfront destination resorts and hotels in Florida. South Seas owns, leases and/or manages 10 resort and recreational properties. Included are seven owned resort and hotel properties, one 18 hole golf course, and one managed resort property, all located on Sanibel, Captiva, Estero and Marco Islands off Florida's gulf coast (collectively referred to as the "Properties").
  South Seas, through its 99% owned subsidiary, South Seas Resorts Company Limited Partnership ("Management Company"), also operates under a lease arrangement a resort and spa located on Tampa Bay, Florida. The Properties are designed to appeal to families, leisure and retired travelers and business groups. The Properties range in size and style from the 552-unit South Seas Plantation resort on Captiva Island, to the 269 unit, 11 story
  Marco Island Radisson, to the 30-unit Song of the Sea
  Inn, a bed-and-breakfast located on Sanibel Island. By offering a wide variety of price points and vacation experiences, South Seas is able to appeal to a broad section of the vacation market. The Properties offer a combined total of approximately 1,700 condominium and hotel units, consisting of approximately 2,300 guest rooms, including luxurious beach homes, fully equipped condominiums, suites, cottages and hotel rooms. South Seas also owns and operates The Dunes Golf and Tennis Club on Sanibel
  Island, which features an 18-hole, par 70 golf course, seven soft surface tennis courts, full banquet and restaurant facilities and other amenities. Guests staying at any of the Properties have access to the amenities and vacation activities offered at all of the Properties.
  South Seas believes that this feature, combined with the Properties' attractive locations, enhances customer satisfaction and guests' perceptions of value.

SEASONALITY

  Properties owned or operated by South Seas are affected by normally recurring seasonal patterns. Room rates are substantially higher and occupancy is somewhat higher during the months of January, February, March and April than during the remainder of the year. Approximately 45% of South Seas' revenues is earned in the first four months of each year. Accordingly, South Seas' typically reports lower revenue and net income in the second, third and fourth calendar quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH
31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

  Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended March 31, 1997 increased by $2.1 million, or 5.5% over the prior period.

  Rooms revenues increased by approximately $2.0 million, or 8.9% over the prior period. Approximately $575,000, or 2.5% of the increase represents room revenues attributable to the Seaside Inn (acquired January 6, 1997). Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately $1.5 million or 6.4%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR") and an increase in the percentage of occupancy. ADR at Comparable Resorts was $249.09 for 1997, compared to $245.43 in 1996, an increase of $3.66, or 1.5%. Occupancy percentage at Comparable Resorts increased to 82.6% for the first three months of 1997 from 77.2% for the same period in 1996. The increase in ADR reflects
  South Seas' efforts to maximize revenue per available room ("REVPAR"), during peak demand periods. During the first three months of 1997, REVPAR for Comparable Resorts increased $16.47 or 8.7% over the same period in 1996. The Seaside Inn had an occupancy percentage of 92.0%, ADR of $217.06 and REVPAR of $199.65 during the three months ended March 31, 1997.

  Food and beverage revenues for the three months ended
  March 31, 1997 increased by $243,000, or 4.2% over the same period in 1996. The increase was due primarily to increased food and beverage sales at Safety Harbor Resort and Spa ("Safety Harbor") of
  $210,000 or 86.4% of the total increase. South Seas entered into a lease arrangement on the Safety Harbor in June 1995. Management believes it was a property with significant "up-side" potential. After a substantial investment in capital improvements
  (over $2.3 million since lease inception), combined with a highly motivated and experienced management team, dramatic improvements in results of operations have been realized at the resort over 1996.

  Retail revenues for the three months ended
  March 31, 1997 increased by $66,000, or 3.3% over the same period in 1996. Approximately $22,000, or 33.3% of the increase was due to retail operations at the Safety Harbor, again due to the higher occupancy levels.

  Other revenues for the three months ended March 31, 1997 decreased by $372,000, or 7.2% over the prior period. Revenues recognized at the renovated Dunes Golf & Tennis Club were approximately $644,000 lower than the prior year. In 1996, all annual membership and initiation fees were recognized in full at the time of receipt. This policy was consistent with the terms of the non-refundable fees. Although these fees are still non-refundable, in 1997, management elected to defer and recognize membership and initiation fees pro-rata over the calendar year. Therefore, the variance in other revenues will reverse over the next three quarters. Had management elected a similar policy in 1996, the change in other revenues from 1996 to 1997 would have been an increase of $322,000 or 7.2%.

  Expenses.  Total expenses for the three months ended
  March 31, 1997 increased by $1.4 million, or 4.5% over the prior period. As a percentage of revenues, expenses decreased from 82.9% to 82.2%. Analysis of major financial line items follows:

  Room expenses for the three months ended March 31, 1997 increased by $383,000 or 9.2% over the prior period. Rooms expenses at Comparable Resorts increased $296,000 or 7.1% for the same periods. As a percentage of rooms revenues, rooms expenses remained constant at 18.2%.

  Sales and marketing costs for the three months ended
  March 31, 1997 decreased by $165,000 or 8.1% over the prior period. This is primarily due to timing of expenditures and is anticipated to reverse in future periods. As a percentage of total revenues, sales and marketing decreased from 5.4% in the three months ended March 31, 1996 to 4.7% for the three months ended March 31, 1997.

  General and administrative expense for the three months ended March 31, 1997 increased by $463,000, or 8.5% over the prior period. Approximately $93,000 or 20.1% of the total costs were associated with the Seaside Inn. As a percentage of revenues, general and administrative expense increased slightly to 14.8% in 1997 from 14.4% in 1996.

  Depreciation and amortization expense for the three months ended March 31, 1997 increased by $126,000 or 6.7% over the prior period. As a percentage of revenues, depreciation and amortization expense remained constant at 5.0%. The increase in dollars is primarily a result of depreciation on recent renovations and capital improvements.

  Net Income. As a result of the foregoing factors, net income for the three months ended March 31, 1997 increased by $654,000 or 10.2% compared to the prior period.
  The Seaside Inn contributed $275,000 or 42.0% of the total increase.

LIQUIDITY AND CAPITAL RESOURCES

  South Seas has historically financed its operations and capital expenditures with cash generated from operations, bank borrowings, borrowings from private investors, corporate bonds and short-term credit facilities.

  On March 28, 1996, South Seas completed the public offering of $43,500,000 of its 10% subordinated notes as offered in the Form S-1 Registration Statement ("Notes Offering"). The terms of the Notes provided for the payment of interest monthly at 10%, and with no principal reduction until maturity on April 15, 2003.

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

  South Seas believes that cash generated by operations, together with the proceeds from the Notes Offering will be adequate to meet its working capital, debt service and capital expenditure requirements for at least the next 12 months. South Seas' outstanding indebtedness, together with the Notes, places certain debt service obligations on the partnership. South Seas believes that it may be necessary to obtain additional debt or equity capital in order to accommodate its plan for growth and expansion in 1997 and future periods.
  South Seas intends to pursue resort and/or hotel acquisitions and to a lesser extent development opportunities in order to achieve growth in its portfolio of properties. A portion of the expenditures associated with this growth strategy will be funded with cash generated from operations and proceeds from the Notes Offering.

  South Seas anticipates that implementation of its growth strategy referred to in the preceding paragraph will require it to obtain additional debt or equity financing. The amount of additional financing required by South Seas in order to implement its growth strategy will depend on several factors, including the purchase price and renovation costs associated with acquisitions and South Seas' available cash resources at the time of a particular transaction. Although there can be no assurance as to South
  Seas' ability to obtain financing in the amounts it requires on commercially reasonable terms, if at all, South Seas believes that, based upon its current financial condition and results of operations, such financing will be available to it. South Seas' inability to obtain additional financing could have a material adverse effect on its results of operations, financial condition and future prospects. The indenture places restrictions on the amount of additional Funded Indebtedness (as defined in the prospectus delivered in connection with the Notes Offering) that South Seas may incur.

  In December, 1996, South Seas obtained an irrevocable, transferable letter of credit in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the 10% Subordinated Notes. No amounts had been drawn as of March 31, 1997.

  In March, 1997, South Seas retained an investment banking firm to advise the partnership on various strategic financial alternatives, to meet its' future capital needs. As of the filing of this report, South Seas, together with their investment bankers, have completed their initial evaluation of the company's operations. Several alternatives have been outlined and are currently under review.

  On March 31, 1997, South Seas had cash and cash equivalents of approximately $5.7 million, and restricted cash of $89,000.
  Cash and cash equivalents decreased by $803,000 during the three months ended March 31, 1997.

  Cash flow from operations was approximately $9.3 million for the three months ended March 31, 1997 as compared to $4.2 million in the prior period. Cash flow from operations was negatively impacted by a $1.9 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest thereon with the proceeds from the public offering. South Seas' other major source of cash in the 1996 period was proceeds of $43.5 million from the Notes Offering. In addition to funding its operating activities, South Seas' major uses of cash during the 1996 period were principal payments on outstanding debt of approximately $29.7 million (primarily through proceeds of the Notes Offering, capital expenditures and asset purchases of approximately $1.9 million, and distributions to partners of approximately $302,000. In 1997, South Seas' major uses of cash included payments under the revolving line of credit of $4.0 million and the purchase of the Seaside Inn (net of liabilities assumed) of $3.4 million. At March 31, 1997,
  South Seas had availability under their revolving line of credit of $16.4 million.

  South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for South Seas for the year ended December 31, 1997. FAS
  128 replaces the presentation of primary earnings per unit with a presentation of basic earnings per unit which excludes dilution and is computed by dividing income available to partnership unit holders by the weighted average number of partnership units outstanding for the period. Diluted earnings per unit reflect the potential dilution that would occur if securities or other contracts to issue units were exercised or converted into units or resulted in the issuance of units that then shared in the earnings of the entity. Diluted earnings per unit is computed similarly to fully diluted earnings per unit pursuant to Accounting Principles Board Opinion No. 15, "Earnings
  Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per unit on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per unit computation to the numerator and denominator of the diluted earnings per unit comparison. Had FAS 128 been applicable for the three months ended March 31, 1997, basic and diluted earnings per unit would have been $1.59 and $.95, respectively.
           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
       Not applicable

Item 2.  Change in Partnership Units
       Not applicable

Item 3.  Defaults upon Senior Securities
       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
       Not applicable

Item 5.  Other Information
       Not applicable

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits:
           Exhibit I - Weighted Average Units Outstanding
       (b) Reports on Form 8-K
           Not applicable

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
SIGNATURES
MARCH 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR                   RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.      VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                 S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES                   GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP        SOUTH SEAS RESORTS
(SIGNATURE)                        COMPANY, L.P.
MAY 15, 1997                       (SIGNATURE)
                                   MAY 15,1997





TIMOTHY R. BOGOTT                  VIRGINIA S. BROOKS
PRESIDENT                          CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.       S.S. RESORT MANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS      L.C.
RESORTS COMPANY, L.P.                   GENERAL PARTNER OF SOUTH
(SIGNATURE)                        SEAS RESORTS COMPANY, L.P.
MAY 15, 1997                       (SIGNATURE)
                                   MAY 15, 1997