Form 10-Q
period 1997-06-30
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1997-08-15
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                          FORM 10-Q
                        JUNE 30, 1997

                            INDEX

                                                  PAGE NO.
  COVER LETTER

  PART I

    ITEM 1

     FINANCIAL INFORMATION

     Consolidated Balance Sheets at
      June 30, 1997 and 1996 and
       December 31, 1996                          1

     Consolidated Statements of Operations
      for the Three Months and Six Months Ended
      June 30, 1996 and 1997                      2

     Consolidated Statements of Cash Flows
      for the Six Months Ended
      June 30, 1996 and 1997                      3-4

     Notes to Consolidated Financial Statements        5-7

     ITEM 2

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations   8-14

  PART II

     OTHER INFORMATION                            15


  SIGNATURES                                           16

  EXHIBITS:

     EXHIBIT 10 - AMENDMENT #1 TO MANAGEMENT EQUITY PLAN

     EXHIBIT 11- FIRST AMENDMENT (SEASIDE) TO AMENDED AND
      RESTATED LOAN AGREEMENT

     EXHIBIT 12 - SEASIDE CONSOLIDATED, AMENDED AND RESTATED
      REVOLVING CREDIT NOTICE

     EXHIBIT 13 - AMENDED AND RESTATED MORTGAGE AND SECURITY
      AGREEMENT AND NOTICE AND AGREEMENT OF FUTURE ADVANCE

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     EXHIBIT 99 - CALCULATION OF WEIGHTED AVERAGE
      UNITS OUTSTANDING

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)
                              (unaudited)

                                                     June 30           Dec. 31,
                                                       1997           1996
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $ 2,207        $6,459
     Restricted cash                                      200           201
     Restricted marketable securities                       -             -
     Accounts receivable, trade                         3,951         6,743
     Receivables from affiliates                          160           543
     Inventories                                        1,671         1,677
     Prepaid expenses and other                         1,680         1,637

          Total current assets                          9,869        17,260

PROPERTY, PLANT AND EQUIPMENT, net                     86,142        79,904

LOAN COSTS, net                                         5,307         5,660

GOODWILL, net                                           7,124         6,440
OTHER ASSETS                                            2,447         1,778

          Total assets                               $110,889      $111,042

LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
     Current maturities of notes
      and mortgages payable                           $ 1,975        $1,750
     Current obligations under
      capital leases                                      240           265
     Accounts payable                                   3,337         4,410
     Accrued expenses                                   7,156         4,940
     Customer deposits                                  2,727         4,976
     Deferred revenue                                   1,129         1,585

          Total current liabilities                    16,564        17,926
NOTES AND MORTGAGES PAYABLE, less
 current maturities                                    59,334        65,357

BONDS PAYABLE                                          43,500        43,500

LONG-TERM OBLIGATIONS UNDER
 CAPITAL LEASES, less current
 obligations                                              522           631

OTHER LONG-TERM OBLIGATIONS                             1,304         1,305

COMMITMENTS AND CONTINGENCIES                               -             -

PARTNERSHIP UNITS SUBJECT TO REDEMPTION                   825           825

MINORITY INTERESTS                                         42            27

PARTNERS' CAPITAL DEFICIENCY                          (11,202)      (18,529)

          Total liabilities and
           partners' capital
           deficiency                                $110,889      $111,042

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except per unit data)
                              (unaudited)

                                        Three Months           Six Months
                                        Ended June 30        Ended June 30
                                          1997        1996     1997   1996
Revenues

  Rooms                                     $18,502  $17,275 $43,383  $40,125
  Food and beverage                           5,117    4,667  11,088   10,395
  Retail                                               1,728   1,728    3,945          3,828
  Golf                                          950      767   2,074    1,785
  Spa and fitness                               678      654   1,375    1,424
  Other                                       4,186    4,312   9,011    9,509

        Total revenues                       31,161   29,403  70,876   67,066

Expenses

  Rooms                                       4,267    3,882   8,793    8,025
  Food and beverage                           3,814    3,581   8,137    7,602
  Retail                                               1,307   1,218    2,767          2,598
  Golf                                          248      299     581      537
  Spa and fitness                               383      384     750      786
  Other                                       1,816    1,748   3,561    3,477
  Condominium lease and rental expenses       4,831    5,004  10,933   11,106
  Sales and marketing                         2,189    1,805   4,061    3,842
  Maintenance and grounds                     1,322    1,233   2,707    2,561
  General and administrative -
   resort properties                          4,698    4,193   9,676    8,764
  General  and administrative  -
   corporate overhead                           778      979   1,690    1,835
  Depreciation and amortization               2,129    1,837   4,134    3,716
  Interest expense                            2,446    2,829   5,071    5,382

        Total expenses                       30,228   28,992  62,861   60,231

Income before non-operating items               933      411   8,015    6,835

  Net gain on disposal/sale of
   fixed assets                                   2        -       2        4
  Minority interests                             (9)              (9)     (31)           (31)
     Net income                             $   926   $   402  $7,986  $6,808

  Net income per unit, primary              $   .20  $   .09  $ 1.80   $ 1.58
  Net income per unit, fully diluted        $   .20  $   .09  $ 1.19   $ 1.23

  Weighted average units outstanding          4,427    4,331   4,427    4,320











The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Page 1 of 2
                           (In Thousands)
                             (unaudited)


                                                           Six Months
                                                          Ended June 30
                                                         1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others              $ 70,883    $ 66,053
  Cash paid to suppliers, employees and affiliates      (53,327)    (52,672)
  Interest paid                                          (5,181)     (7,235)
        Net cash provided by operating
           activities                                    12,375       6,146

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures/purchase of assets                (3,935)     (3,531)
  Proceeds from sale of assets                                2           4
  Loans to affiliates, net of repayments                     57           -
  Purchase of resort property assets                     (3,411)          -
  Change in restricted cash/marketable securities             1       2,450
        Net cash used by investing
           activities                                    (7,286)     (1,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Draws under line of credit                              1,500           -
  Proceeds from long-term debt                                       43,500
    Deferred loan costs                                    (228)     (3,627)
  Principal payments, long-term debt                       (876)    (16,343)
  Principal payments, under capital
     lease obligations                                      (62)       (528)
  Principal payments, bonds payable                           -     (12,998)
  Distributions to partners                                (659)       (610)
  Distributions to minority unit holders                    (16)        (17)
  Principal payments under revolving lines
   of credit                                             (9,000)    (11,885)
  Proceeds from the issuance of limited partner
   units                                                      -         487
        Net cash used by
           financing activities                          (9,341)     (2,021)

Net (decrease)/increase in cash                          (4,252)      3,048

Cash and cash equivalents, beginning of period            6,459       7,340

Cash and cash equivalents, end of period                $ 2,207     $10,388








                             (continued)





The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

          SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Page 2 of 2
                           (In Thousands)
                             (unaudited)

                                                          Six Months
                                                       Ended June 30
                                                      1997           1996

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income                                         $ 7,986       $6,808
    Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation/amortization expense                 4,134        3,716
       Gain on sale of fixed assets                         (2)          (4)
       Minority interest                                    31           31
    Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable, net                          2,809        1,492
       Inventories                                           6           64
       Prepaid expenses and other assets                  (848)      (1,112)
    Increase (decrease) in:
       Accounts payable                                 (1,116)         825
       Accrued expenses                                  2,177       (2,524)
       Customer deposits                                (2,346)      (2,505)
       Deferred revenues                                  (456)        (645)

          Total adjustments                              4,389         (662)

Net cash provided by operating activities              $12,375       $6,146



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





















The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

     SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     Note 1.  Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) to present fairly South Seas Properties Company Limited Partnership ("South Seas") consolidated financial position as of June 30, 1997 and December 31, 1996 and the consolidated results of its operations for the three and six months then ended and its consolidated cash flows for the six months ended June 30, 1996 and 1997. The results of operations for the six month period ended June 30, 1997 are not indicative of the results to be expected for the full year due to the seasonality of the business operation. For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' 10-K report. Certain amounts in the financial statements have been reclassified to conform with the current presentation. These reclassifications had no effect on the results of operations previously reported. The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles. Refer to South Seas annual 10-K report for complete footnote disclosure.


     Note 2.  Computation of Earnings Per Unit

        Primary earnings per unit of partnership interests are computed based on the weighted average number of partnership unit equivalents (unit options, if applicable) outstanding of 4.43 million and 4.33 million, for the three months ended June 30, 1997 and 1996, respectively, and 4.43 million and 4.32 million for the six months ended June 30, 1997 and 1996, respectively. The computation of fully diluted earnings per unit assumed conversion of the 10% convertible subordinated notes due April 2003, accordingly, net earnings were increased by interest expense on the subordinated notes. For the 1997 and 1996 fully diluted earnings per unit computation, units were computed to be
             8.57 million and 6.46 million for the six months ended June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997 and fully diluted earnings per unit is the same as primary earnings per unit because such calculation is anti-dilutive for those periods.

     Note 3.  Impact of Recently Issued Accounting Standards

        In February, 1997, the Financial Accounting Standards
             Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for South Seas for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per unit with a presentation of basic earnings per unit which excludes dilution and is computed by dividing income available to partnership unit holders by the weighted average number of partnership units outstanding for the period. Diluted earnings per unit reflect the potential dilution that would occur if securities or other contracts to issue units were exercised or converted into units or resulted in the issuance of units that then shared in the earnings of the entity. Diluted earnings per unit is computed similarly to fully diluted earnings per unit pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per unit on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per unit computation to the numerator and denominator of the diluted earnings per unit comparison. The implementation of FAS 128 is not expected to have a material impact on South Seas' reported results of operations.

        In addition, during 1997, the Financial Accounting
             Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS 129"), No. 130, "Reporting Comprehensive Income" ("FAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 129 consolidates the existing requirements relating to disclosure of certain information about an entity's capital structure. FAS 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. FAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. FAS 131 requires that management identify operating segments based on the way that management disaggregates the entity for making internal operating decisions. These financial accounting standards are effective for fiscal years beginning after December 31, 1997. Management has not determined what impact these standards, when adopted, will have on South Seas' financial statements.

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

        The balance of the purchase price was made via a cash payment of $3.4 million which was allocated as follows (in thousands):


              Cash payment                     $3,411

         Allocated to:

         Fixed assets                          $5,574
         Goodwill  912
         Current assets and liabilities, net     (134)
         Debt assumed                          (2,505)
         Repayment of advance from South Seas    (326)
         Down payment                            (100)
         Other                                    (10)
                                               $3,411

     Note 5.  Seaside Inn Revolving Credit Line

        In May, 1997, South Seas amended and increased the $2.5 million loan held by Barnett Bank, N.A. secured by the Seaside Inn to a $3.5 million revolving credit note and caused Barnett to assign the loan to Credit Lyonnais, New York Branch, Barnett Bank, N.A. and Finova Capital Corporation (collectively, the "Lender") and to pledge the Seaside Inn to the Lender for security. The amount available under this line was $923,000 as of June 30, 1997.

     Note 6.  Revolving Credit Line

        In connection with the $40 million revolving line of credit with Credit Lyonnais, New York Branch, South Seas had available $20.4 million at June 30, 1997. South Seas applies surplus seasonal working capital or draws working capital based on seasonal needs to reduce or increase the outstanding revolving loan balance.

     PART I -FINANCIAL INFORMATION

     Item 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION  AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with "Selected Historical Financial Data," "Selected Consolidated Financial Data" and the audited consolidated financial statements for South Seas and the notes thereto appearing in the annual 10-K report for the year ended December 31, 1996.

     GENERAL

      South Seas is one of the largest owners and operators of upscale beachfront destination resorts and hotels in Florida. South Seas owns, leases and/or manages 10 resort and recreational properties. Included are seven owned resort and hotel properties, one 18 hole golf course, and one managed resort property, all located on Sanibel, Captiva, Estero and Marco Islands off Florida's gulf coast (collectively referred to as the "Properties"). South Seas, through its 99% owned subsidiary, South Seas Resorts Company Limited Partnership ("Management Company"), also operates under a lease arrangement a resort and spa located on Tampa Bay, Florida.
     The Properties are designed to appeal to families, leisure travelers and business groups. The Properties range in size and style from the 552-unit South Seas Plantation resort on Captiva Island, to the 269 unit, 11 story Marco Island
     Radisson, to the 30-unit Song of the Sea Inn, a bed-and-breakfast located on Sanibel Island. By offering a wide variety of price points and vacation experiences, South Seas is able to appeal to a broad section of the vacation market.
     The Properties offer a combined total of approximately 1,700 condominium and hotel units, consisting of approximately
     2,300 guest rooms, including luxurious beach homes, fully equipped condominiums, suites, cottages and hotel rooms.
     South Seas also owns and operates The Dunes Golf and Tennis
     Club on Sanibel Island, which features an 18-hole, par 70 golf course, seven soft surface tennis courts, full banquet and restaurant facilities and other amenities. Guests staying at any of the Properties have access to the amenities and vacation activities offered at all of the Properties.
     South Seas believes that this feature, combined with the Properties' attractive locations, enhances customer satisfaction and guests' perceptions of value.

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

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
     1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

         Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended June 30, 1997 increased by approximately $1.8 million, or 6.0% over the prior period.


       Rooms revenues increased by approximately $1.2 million, or 7.1% over the prior period. Approximately $402,000, or 32.8% of the increase represents room revenues attributable to the Seaside Inn (acquired January 6, 1997). Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately $825,000 or 4.7%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR") and an increase in the percentage of occupancy. ADR at Comparable Resorts was $190.35 for 1997, compared to $185.51 in 1996, an increase of $4.84, or 2.6%. Occupancy percentage at Comparable Resorts increased to 75.2% for the three months ended June 30, 1997 from 74.2% for the same period in 1996. The increase in ADR reflects South Seas' efforts to maximize revenue per available room ("REVPAR"), during peak demand periods.
     During the three months ended June 30, 1997, REVPAR for Comparable Resorts increased $5.61 or 4.1% over the same period in 1996. The Seaside Inn had an occupancy percentage of 85.0%, ADR of $162.21 and REVPAR of $137.93 during the three months ended June 30, 1997.

       Food and beverage revenues for the three months ended June
     30, 1997 increased by $450,000, or 9.6% over the same period in 1996. Approximately $157,000 or 34.9% of the increase was due to increased food and beverage sales at Safety Harbor
     Resort and Spa ("Safety Harbor"). South Seas entered into a lease arrangement on the Safety Harbor in June 1995.
     Management believed it was a property with significant
      "up-side" potential. After a substantial investment in capital improvements (over $2.6 million since lease inception), combined with a highly motivated and experienced management team, dramatic improvements in results of operations have been realized at the resort over 1996.

       Other revenues for the three months ended June 30, 1997 decreased by $125,000, or 2.9% from the prior period. Revenues recognized at the renovated Dunes Golf & Tennis Club were approximately $241,000 higher than the prior year. In 1996, all annual membership and initiation fees were recognized in full at the time of receipt. This policy was consistent with the terms of the non-refundable fees. Although these fees are still non-refundable, in 1997, management elected to defer and recognize membership and initiation fees pro-rata over the calendar year. This increase was offset by a decrease in the revenues at the corporate level of $304,000, primarily due to lower interest income of $185,000 (excess funds now used to pay down the revolving credit line) and lower management fees of $23,000 (due to the acquisition of the Seaside Inn, and those fees being eliminated in consolidation).

         Expenses. Total expenses for the three months ended June 30, 1997 increased by approximately $1.2 million, or 4.2% over the prior period. As a percentage of revenues, expenses decreased from 98.6% to 97.0%. Analysis of major financial line items follows:

       Room expenses for the three months ended June 30, 1997 increased by $385,000 or 9.9% over the prior period. Rooms expenses at Comparable Resorts increased $306,000 or 7.9% over the same period last year. As a percentage of rooms revenues, rooms expenses increased slightly from 22.5% to 23.1%, primarily due to the additional staff position of yield manager.

       Sales and marketing costs for the three months ended June 30, 1997 increased by $384,000 or 21.3% over the prior period. As a percentage of total revenues, sales and marketing increased from 6.0% in the three months ended June 30, 1996 to 7.0% for the three months ended June 30, 1997. The increase in both dollars and as a percent of revenues was a result of direct mail and media initiatives executed within the second quarter designed to drive late end of second quarter and third quarter revenues (June through September).

        General and administrative expense for the three months ended June 30, 1997 increased by $304,000, or 5.8% over the prior period. Approximately $79,000 or 25.9% of the total increase were associated with the Seaside Inn. As a percentage of revenues, general and administrative expense remained constant at 17.6%.

         Depreciation and amortization expense for the three months ended June 30, 1997 increased by $292,000 or 15.9% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 6.3% at June 30, 1996 to 6.8% at June 30, 1997. The increase in dollars is primarily a result of depreciation on recent renovations and capital improvements as well as $46,000 (or 15.8% of the total increase)attributable to the Seaside Inn acquisition, and increased amortization of loan costs.

       Net Income. As a result of the foregoing factors, net income for the three months ended June 30, 1997 increased by $524,000 or 130.3% compared to the prior period. The Seaside Inn contributed $134,000 or 25.6% of the total increase.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997
     COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the six months ended June 30, 1997 increased by $3.8 million, or 5.7% over the prior period.

      Rooms revenues increased by approximately $3.3 million, or 8.1% over the prior period. Approximately $977,000 or 30.0% of the increase represents room revenues attributable to the Seaside Inn (acquired January 6, 1997). Dramatic improvements were also realized at Safety Harbor, growth in occupancy from 39.7% for the six months ended June 30, 1996 to an occupancy percentage of 71.9% for the same period in 1997, produced increased rooms revenues of $930,000.

       Room revenues at Comparable Resorts increased by approximately $2.3 million or 5.7%. The increase in room revenues at Comparable Resorts resulted from an increase in the ADR and an increase in the percentage of occupancy. ADR at Comparable Resorts was $220.14 for 1997, compared to $215.43 in 1996, an increase of $4.71 or 2.2%. Occupancy percentage at Comparable Resorts increased to 78.8% for the six months ended June 30, 1997 from 75.6% for the same period in 1996. The increase in ADR reflects South Seas' efforts to maximize REVPAR, during peak demand periods. During the six months ended June 30, 1997, REVPAR for Comparable Resorts increased $10.57 or 6.5% over the same period in 1996. The Seaside Inn had an occupancy percentage of 88.5%, ADR of $190.56 and REVPAR of $168.62 during the six months ended June 30, 1997.

       Food and beverage revenues for the six months ended June 30, 1997 increased by $693,000, or 6.7% over the same period in 1996. Approximately $367,000 or 53.0% of the increase was due to increased food and beverage sales at Safety Harbor. South Seas entered into a lease arrangement on the Safety Harbor in June 1995. Management believed it was a property with significant "up-side" potential. After a substantial investment in capital improvements (over $2.6 million since lease inception), combined with a highly motivated and experienced management team, dramatic improvements in results of operations have been realized at the resort over 1996.

      Other revenues for the six months ended June 30, 1997 decreased by $498,000, or 5.2% from the prior period. Revenues recognized at the renovated Dunes Golf & Tennis Club were approximately $403,000 lower than the prior year. In 1996, all annual membership and initiation fees were recognized in full at the time of receipt. This policy was consistent with the terms of the non-refundable fees. Although these fees are still non-refundable, in 1997, management elected to defer and recognize membership and initiation fees pro-rata over the calendar year. An additional decrease in the revenues at the corporate level of $458,000 was primarily due to lower interest income of $259,000 (excess funds now used to pay down the revolving credit line) and lower management fees of $55,000 (due to the acquisition of the Seaside Inn, and those fees being eliminated in consolidation). These decreases were offset by improvements in other revenues at South Seas Plantation of $150,000 (due primarily to incentive income earned on lease programs) and $265,000 at Safety Harbor (due to significant increases in occupancy).

       Expenses.  Total expenses for the six months ended June
     30, 1997 increased by $2.6 million, or 4.4% over the prior period. As a percentage of revenues, expenses decreased from 89.8% to 88.7%. Analysis of major financial line items follows:

        Room expenses for the six months ended June 30, 1997 increased by $768,000 or 9.6% over the prior period. Rooms expenses at Comparable Resorts increased $602,000 or 7.5% over the same period last year. As a percentage of rooms revenues, rooms expenses increased slightly from 20.0% to 20.3%, primarily due to the additional position of yield manager.

        Sales and marketing costs for the six months ended June
     30, 1997 increased by $219,000 or 5.7% over the prior period. As a percentage of total revenues, sales and marketing remained constant at 5.7% for both periods.

        General and administrative expense for the six months ended June 30, 1997 increased by $767,000, or 7.2% over the prior period. Approximately $172,000 or 22.4% of the total increase was associated with the Seaside Inn. As a percentage of revenues, general and administrative expense increased slightly from 15.8% in 1996 to 16.0% in 1997.

       Depreciation and amortization expense for the six months ended June 30, 1997 increased by $418,000 or 11.3% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 5.5% at June 30, 1996 to 5.8% at June 30, 1997. The increase in dollars is primarily a result of depreciation on recent renovations and capital improvements as well as $93,000 (or 22.2% of the total increase)attributable to the Seaside Inn acquisition, and increased amortization of loan costs.

        Net Income. As a result of the foregoing factors, net income for the six months ended June 30, 1997 increased by $1.2 million or 17.3% compared to the prior period. The Seaside Inn contributed $409,000 or 34.7% of the total increase.

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

       South Seas believes that cash generated by operations, together with the proceeds from the Notes Offering will be adequate to meet its working capital, debt service and capital expenditure requirements through 1997. South Seas' outstanding indebtedness, together with the Notes, places certain debt service obligations on the partnership. South Seas intends to pursue resort and/or hotel acquisitions and to a lesser extent development opportunities in order to achieve growth in its portfolio of properties. A portion of the expenditures associated with this growth strategy will be funded with cash generated from operations and proceeds from the Notes Offering. South Seas believes that it may be necessary to obtain additional debt or equity capital in order to accommodate its plan for growth and expansion in 1997 and future periods.

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

       In December, 1996, South Seas obtained an irrevocable, transferable letter of credit in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the Notes Offering. No amounts had been drawn as of June 30, 1997.

       In March, 1997, South Seas retained an investment banking firm to advise the partnership on various strategic financial alternatives, to realize its' growth plan and enhance its equity value. As of the filing of this report, South Seas, together with their investment bankers, have completed their initial evaluation of the company's operations. Several alternatives have been outlined and are currently under review.

        On June 30, 1997, South Seas had cash and cash equivalents of approximately $2.2 million, and restricted cash of $200,000. Cash and cash equivalents decreased by $4.2 million during the six months ended June 30, 1997.

      Cash flow from operations was approximately $12.4 million for the six months ended June 30, 1997 as compared to $6.1 million in the prior period. Cash flow from operations was negatively impacted by a $2.1 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest thereon with the proceeds from the public offering. South Seas' other major source of cash in the 1996 period was proceeds of $43.5 million (from the Notes Offering). In addition to funding its operating activities, South Seas' major uses of cash during the 1996 period were principal payments on outstanding debt of approximately $41.7 million (primarily through proceeds of the Notes Offering), capital expenditures and asset purchases of approximately $3.5 million, and distributions to partners of approximately $610,000. In 1997, South Seas' major uses of cash included payments under the revolving line of credit of $9.0 million, the purchase of the Seaside Inn (net of liabilities assumed) of $3.4 million, and capital expenditures of $3.9 million. At June 30, 1997, South Seas had a combined availability under their two revolving lines of credit of $21.3 million.

      South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In February, 1997, the Financial Accounting Standards
     Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for South Seas for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per unit with a presentation of basic earnings per unit which excludes dilution and is computed by dividing income available to partnership unit holders by the weighted average number of partnership units outstanding for the period. Diluted earnings per unit reflect the potential dilution that would occur if securities or other contracts to issue units were exercised or converted into units or resulted in the issuance of units that then shared in the earnings of the entity. Diluted earnings per unit is computed similarly to fully diluted earnings per unit pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per unit on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per unit computation to the numerator and denominator of the diluted earnings per unit comparison. The implementation of FAS 128 is not expected to have a material impact on South Seas' reported results of operations.

     In addition, during 1997, the Financial Accounting Standards
     Board issued Statement of Financial Accounting Standards No.
     129, "Disclosure of Information about Capital Structure"
     ("FAS 129"), No. 130, "Reporting Comprehensive Income" ("FAS
     130"), and No. 131, "Disclosures about Segments of an
     Enterprise and Related Information" ("FAS 131"). FAS 129 consolidates the existing requirements relating to disclosure of certain information about an entity's capital structure.
     FAS 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. FAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. FAS 131 requires that management identify operating segments based on the way that management disaggregates the entity for making internal operating decisions. These financial accounting standards are effective for fiscal years beginning after December 31, 1997.
     Management has not determined what impact these standards, when adopted, will have on South Seas' financial statements.

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

     Item 3.  Defaults upon Senior Securities
      Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
      Not applicable

     Item 5.  Other Information
       Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
      (a) Exhibits:
          Exhibit I - Weighted Average Units Outstanding
       (b) Reports on Form 8-K
          Not applicable

        SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                           SIGNATURES
                         JUNE 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR                RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.        VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                   S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES                GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP          SOUTH SEAS RESORTS
(SIGNATURE)                     COMPANY, L.P.
AUGUST 14, 1997                      (SIGNATURE)
                                AUGUST 14, 1997





TIMOTHY R. BOGOTT                    VIRGINIA S. BROOKS
PRESIDENT                            CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.         S.S. RESORTMANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS        L.C.
RESORTS COMPANY, L.P.                GENERAL PARTNER OF SOUTH
(SIGNATURE)                     SEAS RESORTS COMPANY, L.P.
AUGUST 14, 1997                      (SIGNATURE)
                                AUGUST 14, 1997