Form 10-Q
period 1997-09-30
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1997-11-14
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                          FORM 10-Q
                      SEPTEMBER 30, 1997

                            INDEX

                                                  PAGE NO.
  COVER LETTER

  PART I

    ITEM 1

     FINANCIAL INFORMATION

     Consolidated Balance Sheets at
      September 30, 1997 and
      December 31, 1996                           1

     Consolidated Statements of Operations
      for the Three Months and Nine Months Ended
      September 30, 1996 and 1997                 2

     Consolidated Statements of Cash Flows
      for the Nine Months Ended
      September 30, 1996 and 1997                 3-4

     Notes to Consolidated Financial Statements        5-7

     ITEM 2

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations   8-14

  PART II

     OTHER INFORMATION                            15


  SIGNATURES                                           16

  EXHIBITS:


     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     EXHIBIT 99 - CALCULATION OF WEIGHTED AVERAGE
      UNITS OUTSTANDING

     EXHIBIT 10 - AMENDMENT 4 TO FIRST AMENDED AND RESTATED
         SOUTH SEAS RESORT LIMITED PARTNERSHIP AGREEMENT

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)
                              (unaudited)

                                                     Sept. 30,      Dec. 31,
                                                       1997           1996
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $ 1,842        $6,459
     Restricted cash                                      160           201
     Accounts receivable, trade                         4,271         6,743
     Receivables from affiliates                          126           543
     Inventories                                        1,595         1,677
     Prepaid expenses and other                         1,946         1,637

          Total current assets                          9,940        17,260

PROPERTY, PLANT AND EQUIPMENT, net                     86,897        79,904

LOAN COSTS, net                                         5,022         5,660

GOODWILL, net                                           7,043         6,440
OTHER ASSETS                                            3,180         1,778

          Total assets                               $112,082      $111,042

LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
     Current maturities of notes
      and mortgages payable                           $ 2,087        $1,750
     Current obligations under
      capital leases                                      234           265
     Accounts payable                                   5,706         4,410
     Accrued expenses                                   5,647         4,940
     Customer deposits                                  4,396         4,976
     Deferred revenue                                   1,609         1,585

          Total current liabilities                    19,679        17,926
NOTES AND MORTGAGES PAYABLE, less
 current maturities                                    62,008        65,357

BONDS PAYABLE                                          43,500        43,500

LONG-TERM OBLIGATIONS UNDER
 CAPITAL LEASES, less current
 obligations                                              458           631

OTHER LONG-TERM OBLIGATIONS                             1,304         1,305

COMMITMENTS AND CONTINGENCIES                               -             -

PARTNERSHIP UNITS SUBJECT TO REDEMPTION                   825           825

MINORITY INTERESTS                                         35            27

PARTNERS' CAPITAL DEFICIENCY                          (15,727)      (18,529)

          Total liabilities and
           partners' capital
           deficiency                                $112,082      $111,042





The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, except per unit data)
                              (unaudited)

                                          Three Months       Nine Months
                                        Ended September 30 Ended September 30
                                          1997        1996   1997     1996
Revenues

  Rooms                                     $12,853  $11,467 $56,236 $51,592
  Food and beverage                           3,748    3,216  14,836  13,611
  Retail                                      1,372    1,271   5,318   5,099
  Golf                                          486      411   2,560   2,196
  Spa and fitness                               600      467   1,975   1,892
  Other                                       3,447    3,490  12,458  12,998

        Total revenues                       22,506   20,322  93,383  87,388

Expenses

  Rooms                                       3,982    3,475  12,775  11,500
  Food and beverage                           3,312    3,076  11,449  10,678
  Retail                                      1,045    1,002   3,812   3,600
  Golf                                          237      240     818     777
  Spa and fitness                               368      278   1,118   1,064
  Other                                       1,506    1,658   5,067   5,135
  Condominium lease and rental expenses       3,580    3,533  14,513  14,639
  Sales and marketing                         1,770    2,056   5,831   5,898
  Maintenance and grounds                     1,486    1,275   4,193   3,836
  General and administrative -
     resort properties                        4,190    4,073  13,866  12,837
  General  and administrative  -
   corporate overhead                           989    1,065   2,679   2,900
  Depreciation and amortization               2,281    1,581   6,415   5,297
  Interest expense                            2,457    2,633   7,528   8,015

      Total expenses                         27,203   25,945  90,064  86,176

Income before non-operating items            (4,697)  (5,623)  3,319   1,212

  Net gain on disposal/sale of
   fixed assets                                   -        1       2       5
  Minority interests                              7        9     (24)    (22)

Income before extraordinary item             (4,690)  (5,612)   3,297  1,195
  Extraordinary item - early extinguish-
    ment of debt                                  -   (2,084)       - (2,084)

     Net income/(loss)                      $(4,690) $(7,696)   3,297 $ (889)

  Net income per unit, primary              $ (1.05) $ (1.74)  $ 0.74 $(0.20)

  Net income per unit, fully diluted        $ (1.05) $ (1.74)  $ 0.74 $(0.20)

  Weighted average units outstanding          4,471    4,414    4,441  4,351







The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

           SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Page 1 of 2
                           (In Thousands)
                             (unaudited)


                                                           Nine Months
                                                          Ended September 30
                                                         1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others              $ 95,219    $ 88,130
  Cash paid to suppliers, employees and affiliates      (73,980)    (76,062)
  Interest paid                                          (7,588)     (9,943)
        Net cash provided by operating
           activities                                    13,651       2,125

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures/purchase of assets                (6,093)     (5,458)
  Proceeds from sale of assets                                2           5
  Loans to affiliates, net of repayments                     91           -
  Purchase of resort property assets                     (3,411)          -
  Option payments towards purchase of resort property      (683)          -
  Acquisition costs, including refundable deposits       (1,093)          -
  Change in restricted cash/marketable securities            41       2,534
        Net cash used by investing
           activities                                   (11,146)     (2,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Draws under line of credit                              5,250           -
  Proceeds from long-term debt                               79      70,480
  Deferred loan costs                                      (230)     (5,939)
  Principal payments, long-term debt                     (1,320)    (38,645)
  Principal payments, under capital
     lease obligations                                     (204)       (548)
  Principal payments, bonds payable                           -     (12,998)
  Distributions to partners                              (1,000)       (919)
  Distributions to minority unit holders                    (16)        (16)
  Principal payments under revolving lines
   of credit                                            (10,006)    (11,885)
  Proceeds from the issuance of limited partner
   units                                                    325         565
        Net cash (used)/provided by
           financing activities                          (7,122)         95

Net (decrease)/increase in cash                          (4,617)       (699)

Cash and cash equivalents, beginning of period            6,459       7,340

Cash and cash equivalents, end of period                $ 1,842     $ 6,641






                             (continued)





The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

          SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Page 2 of 2
                           (In Thousands)
                             (unaudited)

                                                          Nine Months
                                                       Ended September 30
                                                      1997           1996

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income/(loss)                                  $ 3,297       $ (889)
    Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation/amortization expense                 6,415        5,297
       Gain on sale of fixed assets                         (2)          (5)
       Minority interest                                    24           22
    Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable, net                          2,489        2,262
       Inventories                                          82          176
       Prepaid expenses and other assets                (1,878)        (270)
    Increase (decrease) in:
       Accounts payable                                  1,253         (315)
       Accrued expenses                                    848       (4,069)
       Customer deposits                                  (677)      (1,520)
       Deferred revenues                                    24         (648)

          Total adjustments                              8,578        3,014

Net cash provided by operating activities              $11,875       $2,125



Supplemental schedule of noncash investing and financing activities:

  In January, 1997 South Seas acquired the Seaside Inn on
  Sanibel Island, Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million.

  In September, 1997, South Seas received notice of a tax lien
  (payable over seven years) for beach renourishment efforts totalling $480. Depreciable land improvements were recorded in the same amount.

















The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

     SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     Note 1.  Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) to present fairly South Seas Properties Company Limited Partnership ("South Seas") consolidated financial position as of September 30, 1997 and December 31, 1996 and the consolidated results of its operations for the three and nine months then ended and its consolidated cash flows for the nine months ended September 30, 1996 and 1997. The results of operations for the nine month period ended September 30, 1997 are not indicative of the results to be expected for the full year due to the seasonality of the business operation. For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' 10-K report. Certain amounts in the financial statements have been reclassified to conform with the current presentation. These reclassifications had no effect on the results of operations previously reported. The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles. Refer to South Seas annual 10-K report for complete footnote disclosure.


     Note 2.  Computation of Earnings Per Unit

        Primary earnings per unit of partnership interests are computed based on the weighted average number of partnership unit equivalents (unit options, if applicable) outstanding of 4.47 million and 4.41 million, for the three months ended September 30, 1997 and 1996, respectively, and 4.44 million and 4.35 million for the nine months ended September 30, 1997 and 1996, respectively. The computation of fully diluted earnings per unit assumed conversion of the 10% convertible subordinated notes due April 2003, accordingly, net earnings were increased by interest expense on the subordinated notes. For the 1997 and 1996 fully diluted earnings per unit computation, units were computed to be 8.58 million and 7.19 million for the nine months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997 and 1996 fully diluted earnings per unit is the same as primary earnings per unit because such calculation is anti-dilutive for those periods.

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
                                                             $3,411

Note 5.  Seaside Inn Revolving Credit Line

     In May, 1997, South Seas amended and increased the $2.5 million loan held by Barnett Bank, N.A. secured by the Seaside Inn to a $3.5 million revolving credit line and caused Barnett to assign the loan to Credit Lyonnais, New York Branch, Barnett Bank, N.A. and Finova Capital Corporation (collectively, the "Lender") and to pledge the Seaside Inn to the Lender for security. The amount available under this line was $923,000 as of September 30, 1997.

Note 6.  Revolving Credit Line

     In connection with the $40 million revolving line of credit with Credit Lyonnais, New York Branch, South
     Seas had available $17.65 million at September 30, 1997. South Seas applies surplus seasonal working capital or draws working capital based on seasonal needs to reduce or increase the outstanding revolving loan balance.

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

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER
     30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30,
     1996

     Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended September 30, 1997 increased by approximately $2.2 million, or 10.8% over the prior period.

     Rooms revenues increased by approximately $1.4 million, or 12.1% over the prior period. Approximately $268,000, or 19.3% of the increase represents room revenues attributable to the Seaside Inn (acquired January 6, 1997). Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately $1.1 million or 9.8%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR") and an increase in the percentage of occupancy. ADR at Comparable Resorts was $149.30 for 1997, compared to $148.05 in 1996, an increase of $1.30, or .8%. Occupancy percentage at Comparable Resorts increased to 67.1% for the three months ended September 30, 1997 from 61.4% for the same period in 1996. The increase in ADR reflects South Seas' efforts to maximize revenue per available room ("REVPAR"), during peak demand periods. During the three months ended September 30, 1997, REVPAR for Comparable Resorts increased $9.33 or 10.3% over the same period in 1996. The Seaside Inn had an occupancy percentage of 71.5%, ADR of $127.33 and REVPAR of $91.09 during the three months ended September 30, 1997.

     Food and beverage revenues for the three months ended September 30, 1997 increased by $532,000, or 16.5% over the same period in 1996. Approximately $108,000 or 20.3% of the increase was due to increased food and beverage sales at Safety Harbor Resort and Spa ("Safety Harbor"). South Seas entered into a lease arrangement on the Safety Harbor in June 1995. Management believed it was a property with significant "up-side" potential. After a substantial investment in capital improvements (over $2.8 million since lease inception), combined with a highly motivated and experienced management team, dramatic improvements in results of operations have been realized at the resort over 1996. South Seas Plantation also experienced strong growth in food and beverage sales, increasing by $347,000 or 19.1% over the prior period. This is primarily the result of the renovation in the prior year of the King's Crown dining facility (facility was closed during the three months ended September 30, 1996).

     Other revenues for the three months ended September 30, 1997 decreased by $46,000, or 1.3% from the prior period. Revenues recognized at the renovated Dunes Golf & Tennis Club were approximately $264,000 higher than the prior year. In 1996, all annual membership and initiation fees were recognized in full at the time of receipt. This policy was consistent with the terms of the non-refundable fees. Although these fees are still non-refundable, in 1997, management elected to defer and recognize membership and initiation fees pro-rata over the calendar year. This increase was offset by a decrease in the revenues at the corporate level of $414,000, primarily due to lower interest income of $175,000 (excess funds now used to pay down the revolving credit line).

     Expenses.  Total expenses for the three months ended
     September 30, 1997 increased by approximately $1.3 million, or 4.9% over the prior period. As a percentage of revenues, expenses decreased from 127.7% to 107.5%. Analysis of major financial line items follows:

     Room expenses for the three months ended September 30, 1997 increased by $507,000 or 14.6% over the prior period. Room expenses at Comparable Resorts increased $430,000 or 12.4% over the same period last year. As a percentage of room revenues, room expenses increased slightly from 30.3% to 30.9%, primarily due to the additional staff position of yield manager.

     Sales and marketing costs for the three months ended September 30, 1997 decreased by $286,000 or 13.9% over the prior period. As a percentage of total revenues, sales and marketing decreased from 10.1% in the three months ended September 30, 1996 to 7.9% for the three months ended September 30, 1997. Approximately $108,000 of the decrease occurred at Safety Harbor, where in 1996 specific consumer media (spa) was incurred to generate inquiries for late fall 1996 and 1997 spa package business. The remainder of the decrease is timing and should reverse by year end.

     Depreciation and amortization expense for the three months ended September 30, 1997 increased by $700,000 or 44.3% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 7.8% at September 30, 1996 to 10.1% at September 30, 1997. The increase in dollars is primarily a result of depreciation on recent renovations and capital improvements as well as $59,000 (or 8.4% of the total increase)attributable to the Seaside Inn acquisition, and increased amortization of loan costs.

     Extraordinary item - early extinguishment of debt. In
     September 1996, South Seas obtained an $80,000,000 consolidation loan. A non-cash loss was incurred of approximately $2.1 million and was treated as an extraordinary item.

     Net Loss. As a result of the foregoing factors, net loss for the three months ended September 30, 1997 decreased by $3.0 million or 39.1% compared to the prior period.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the nine months ended September 30, 1997 increased by $6.0 million, or 6.9% over the prior period.

     Rooms revenues increased by approximately $4.6 million, or 9.0% over the prior period. Approximately $1.2 million or 26.8% of the increase represents room revenues attributable to the Seaside Inn (acquired January 6, 1997). Dramatic improvements were also realized at Safety Harbor, growth in occupancy from 35.6% for the nine months ended September 30, 1996 to an occupancy percentage of 63.3% for the same period in 1997, produced increased room revenues of $1.1 million. Room revenues at Comparable Resorts increased by approximately $3.4 million or 6.6%. The increase in room revenues at Comparable Resorts resulted from an increase in the ADR and an increase in the percentage of occupancy. ADR at Comparable Resorts was $198.53 for 1997, compared to $195.65 in 1996, an increase of $2.88 or 1.5%. Occupancy percentage at Comparable Resorts increased to 74.9% for the nine months ended September 30, 1997 from 70.8% for the same period in 1996. The increase in ADR reflects South Seas' efforts to maximize REVPAR, during peak demand periods. During the nine months ended September 30, 1997, REVPAR for Comparable Resorts increased $10.07 or 7.3% over the same period in 1996. The Seaside Inn had an occupancy percentage of 82.8%, ADR of $172.15 and REVPAR of $142.49 during the nine months ended September 30, 1997.

     Food and beverage revenues for the nine months ended September 30, 1997 increased by $1.2 million, or 9.0% over the same period in 1996. Approximately $475,000 or 38.8% of the increase was due to increased food and beverage sales at Safety Harbor. South Seas entered into a lease arrangement on the Safety Harbor in September 1995. Management believed it was a property with significant "up-side" potential. After a substantial investment in capital improvements (over $2.8 million since lease inception), combined with a highly motivated and experienced management team, dramatic improvements in results of operations have been realized at the resort over 1996 and 1995 (the initial lease year).

     Other revenues for the nine months ended September 30, 1997 decreased by $540,000, or 4.2% from the prior period. Revenues recognized at the renovated Dunes Golf & Tennis Club were approximately $140,000 lower than the prior year. In 1996, all annual membership and initiation fees were recognized in full at the time of receipt. This policy was consistent with the terms of the non-refundable fees. Although these fees are still non-refundable, in 1997, management elected to defer and recognize membership and initiation fees pro-rata over the calendar year. An additional decrease in the revenues at the corporate level of $1 million was primarily due to lower interest income of $433,000 (excess funds now used to pay down the revolving credit line) and lower management fees of $76,000 (due to the acquisition of the Seaside Inn, and those fees being eliminated in consolidation). These decreases were offset by improvements in other revenues at South Seas Plantation of $322,000 (due primarily to incentive income earned on lease programs) and $366,000 at Safety Harbor (due to significant increases in occupancy).

     Expenses.  Total expenses for the nine months ended
     September 30, 1997 increased by $3.9 million, or 4.5% over the prior period. As a percentage of revenues, expenses decreased from 98.6% to 96.4%. Analysis of major financial line items follows:

     Room expenses for the nine months ended September 30, 1997 increased by $1.3 million or 11.1% over the prior period. Room expenses at Comparable Resorts increased $1.0 million or 9.0% over the same period last year. As a percentage of room revenues, room expenses increased slightly from 22.3% to 22.7%, primarily due to the additional position of yield manager.

     General and administrative expense for the nine months ended September 30, 1997 increased by $808,000, or 5.1% over the prior period. Approximately $237,000 or 29.3% of the total increase was associated with the Seaside Inn. As a percentage of revenues, general and administrative expense decreased slightly from 18.0% in 1996 to 17.7% in 1997.

     Depreciation and amortization expense for the nine months ended September 30, 1997 increased by $1.1 million or 21.1% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 6.1% at September 30, 1996 to 6.9% at September 30, 1997. The increase in dollars is primarily a result of depreciation on recent renovations and capital improvements as well as $152,000 (or 13.6% of the total increase)attributable to the Seaside Inn acquisition, and increased amortization of loan costs.

     Extraordinary item - early extinguishment of debt. In
     September 1996, South Seas obtained an $80,000,000 consolidation loan. A non-cash loss was incurred of approximately $2.1 million and has been treated as an extraordinary item.

     Net Income. As a result of the foregoing factors, net income for the nine months ended September 30, 1997 increased by $4.2 million or 471.2% compared to the prior period. The
     Seaside Inn contributed $427,000 or 10.2% of the total increase.

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

     The Notes are non-callable during the first four years of the term then become redeemable, in whole or in part, at the option of South Seas at increasing redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, the holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $12 per partnership unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

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

     South Seas anticipates that implementation of its growth strategy referred to in the preceding paragraph will require it to obtain additional debt or equity financing. The amount of additional financing required by South Seas in order to implement its growth strategy will depend on several factors, including the purchase price and renovation costs associated with acquisitions and South Seas' available cash resources at the time of a particular transaction. Although there can be no assurance as to South Seas' ability to obtain financing in the amounts it requires on commercially reasonable terms, if at all, South Seas believes that, based upon its current financial condition and results of operations, such financing will be available. South Seas' inability to obtain additional financing could have a material adverse effect on its results of operations, financial condition and future prospects. The indenture and the senior credit facility places restrictions on the amount of additional Funded Indebtedness (as defined in the prospectus delivered in connection with the Notes Offering) that South Seas may incur.

     In December, 1996, South Seas obtained an irrevocable, transferable letter of credit in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the Notes Offering. No amounts had been drawn as of September 30, 1997.

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

     On September 30, 1997, South Seas had cash and cash equivalents of approximately $1.8 million, and restricted cash of $160,000. Cash and cash equivalents decreased by $4.6 million during the nine months ended September 30, 1997.

     Cash flow from operations was approximately $11.9 million for the nine months ended September 30, 1997 as compared to $2.1 million in the prior period. Cash flow from operations was negatively impacted by a $2.4 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest thereon with the proceeds from the public offering. South Seas' other major source of cash in the 1996 period was proceeds of $43.5 million (from the Notes Offering). In addition to funding its operating activities, South Seas' major uses of cash during the 1996 period were principal payments on outstanding debt of approximately $52.2 million (primarily through proceeds of the Notes Offering), capital expenditures and asset purchases of approximately $5.5 million, and distributions to partners of approximately $919,000. In 1997, South Seas' major uses of cash included payments under the revolving line of credit of $9.9 million, the purchase of the Seaside Inn (net of liabilities assumed) of $3.4 million, and capital expenditures of $6.1 million. At September 30, 1997, South Seas had a combined availability under their two revolving lines of credit of $18.6 million.

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

     Item 3.  Defaults upon Senior Securities
               Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.  Other Information
               Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
              (a) Exhibits:
              Exhibit I - Weighted Average Units Outstanding
              (b) Reports on Form 8-K
              Not applicable

        SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                           SIGNATURES
                       September 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR                     RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.        VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                   S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES                GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP          SOUTH SEAS RESORTS
(SIGNATURE)                          COMPANY, L.P.
NOVEMBER 13, 1997                    (SIGNATURE)
                                     NOVEMBER 13, 1997





TIMOTHY R. BOGOTT                    VIRGINIA S. BROOKS
PRESIDENT                            CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.         S.S. RESORTMANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS        L.C.
RESORTS COMPANY, L.P.                GENERAL PARTNER OF SOUTH
(SIGNATURE)                          SEAS RESORTS COMPANY, L.P.
NOVEMBER 13, 1997                    (SIGNATURE)
                                     NOVEMBER 13, 1997