Form 10-K
period 1997-12-31
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1998-03-31
CIK 1005760

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

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

         (941) 481-5600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X   YES             NO
                                         -----------     ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          YES            NO
                 ------------   -----------


                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                    FORM 10-K
                                DECEMBER 31, 1997
                                      INDEX                                   PAGE NO.
COVER LETTER                                                                    N/A
PART I
    ITEM 1 - BUSINESS                                                           1-4
    ITEM 2 - PROPERTIES                                                         4-7
    ITEM 3 - LEGAL PROCEEDINGS                                                  7
    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS - FIRST AMENDMENT TO AMENDED AND RESTATED
                   AGREEMENT OF LIMITED PARTNERSHIP                             7

PART II
    ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS - NOT APPLICABLE                 ----
    ITEM 6 - SELECTED FINANCIAL DATA                                            7-10
    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10-21
    ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS - SEE SEPARATE
                    DOCUMENT                                                    ----
    ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE - NOT APPLICABLE         ----

PART III
    ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS AND KEY
                    EMPLOYEES                                                   21-26
    ITEM 11 - EXECUTIVE COMPENSATION                                            26-27
    ITEM 12 - OWNERSHIP OF INTERESTS IN SOUTH SEAS, THE
                    GENERAL PARTNER AND THE MANAGEMENT COMPANY                  27-29
    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    29-32

SIGNATURES                                                                      33

PART IV- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
    EXHIBIT 3.1 - FIRST AMENDMENT TO AMENDED & RESTATED AGREEMENT OF LIMITED PARTNERSHIP
    EXHIBIT 10.1 - SECOND AMENDMENT (CAPITAL IMPROVEMENTS) TO AMENDED AND RESTATED LOAN AGREEMENT
    EXHIBIT 10.2 - FIRST SUPPLEMENTAL INDENTURE
    EXHIBIT 10.3 - AMENDMENT NO.4 TO FIRST AMENDED AND RESTATED AGREEMENT & CERTIFICATE OF LIMITED PARTNERSHIP OF SOUTH SEAS RESORT LIMITED PARTNERSHIP
    EXHIBIT 20.1 - PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS
    EXHIBIT 27.1 - FINANCIAL DATA SCHEDULE
    EXHIBIT 99.1 - CALCULATION OF WEIGHTED AVERAGE UNITS OUTSTANDING

                                     PART I

Item 1 - BUSINESS

Overview

     South Seas Properties Company Limited Partnership (?South Seas?) is one of the largest owners and operators of upscale beachfront destination resorts and hotels in Florida. South Seas owns seven resort and hotel properties, plus an 18 hole golf course, and manages one additional resort property, (collectively referred to as the ?Properties"), all located on Sanibel, Captiva, Estero and Marco Islands off Southwest Florida's gulf coast. South Seas, through its 99% owned subsidiary, South Seas Resorts Company Limited Partnership (?Management Company"), leases and operates a resort and spa located on Tampa Bay, Florida. The Properties are designed to appeal to families, leisure and retired travelers and business groups. The Properties range in size and style from the 552-unit South Seas Plantation resort on Captiva Island, to the 269 unit, 11 story Marco Radisson, to the 30-unit Song of the Sea Inn, a bed-and-breakfast located on Sanibel Island. By offering a wide variety of price points and vacation experiences, South Seas is able to appeal to a broad section of the vacation market. The Properties offer a combined total of approximately 1,700 condominium and hotel units, consisting of approximately 2,300 guestrooms, including luxurious beach homes, fully equipped condominiums, suites, cottages and hotel rooms. South Seas owns and operates The Dunes Golf and Tennis Club on Sanibel Island, which features an 18-hole, par 70 golf course, seven soft surface tennis courts, full banquet and restaurant facilities and other amenities. Guests staying at any of the Properties have access to the amenities and vacation activities offered at all of the Properties. South Seas believes that this feature, combined with the Properties' attractive locations, enhances customer satisfaction and guests' perceptions of value.

     Overall management and marketing of the Properties is coordinated through the Management Company, which is headquartered in Fort Myers. The day-to-day operation of each Property is the responsibility of an on-site general manager. Management functions provided on a centralized basis include marketing, reservations, human resources, property renovation and development, management information systems, finance and accounting. By providing these functions on a centralized basis, South Seas is able to achieve improved results on a more cost-effective basis. Marketing of the Properties is accomplished through a combination of South Seas' own sales force and arrangements with both national and international representatives.

Lodging Industry

     According to published industry data, the United States lodging industry consists of approximately 47,000 different properties offering approximately 3.6 million rooms for daily rental. The most common classifications used to analyze and compare properties within the lodging industry are location, average daily room rate, size, region and age. Additionally, each such classification can be further divided by service level (i.e., luxury, upscale, mid-price, economy or budget). Toward the end of the 1980s and through the early 1990s, the lodging industry experienced increasing occupancy but declining profitability. This was due to a significant increase in the supply of rooms that offset almost all of the increase in demand. Overall, the lodging industry had net losses of approximately $12 billion in the five years ended 1992. Over the last five years, however, lodging industry profitability has improved. It is believed that this increase in profitability is due principally to room rate increases exceeding inflation, moderately increasing demand, and increased attention to costs and lower interest rates. The lodging industry made profits of $12.5 billion in 1996.

     The following chart profiles the U.S. lodging industry: (i) as a whole,
(ii) by service and (iii) by property location for the years ending
December 31, 1995, 1996 and 1997.

                                        LODGING INDUSTRY PROFILE
                                                                  Percentage Change
                   Average Occupancy        Average Daily              1996-97
Segment                                       Room Rate
                    1995      1996     1997      1995       1996        1997      Sales    Supply Demand
U.S.
Industry            65.1%    65.0%    64.5%    $ 67.17     $ 70.81     $ 75.15     8.8%     3.4%   2.5%

By service:
 Luxury             72.2%    73.7%    73.6%    $117.70     $121.84     $128.61     9.6%     4.0%   3.9%
 Upscale            68.4%    67.6%    67.4%    $ 81.17     $ 84.08     $ 88.33     9.0%     4.0%   3.7%
 Mid-price          66.3%    65.3%    64.6%    $ 61.50     $ 64.17     $ 68.04     9.8%     4.6%   3.5%
 Economy            62.5%    61.3%    60.6%    $ 47.87     $ 49.57     $ 52.16     7.6%     3.5%   2.3%
 Budget             61.7%    60.9%    59.8%    $ 36.27     $ 39.84     $ 42.54     5.5%     0.7%   -1.2%

By property
location:
 Urban              67.9%    69.8%    69.7%    $ 94.01     $106.56     $114.80     10.0%    1.9%   2.1%
 Suburban           65.7%    66.3%    65.9%    $ 60.80     $ 68.31     $ 72.23     10.5%    5.1%   4.5%
 Airport            70.8%    71.0%    70.5%    $ 66.20     $ 72.10     $ 77.98     9.2%     1.7%   0.9%
 Highway            62.7%    61.7%    60.8%    $ 48.03     $ 52.46     $ 55.16     6.9%     3.2%   1.6%
 Resort             68.6%    69.1%    69.7%    $103.82     $108.69     $114.85     8.4%     1.8%   2.6%

Source:       Smith Travel Research Lodging Outlook


     The above table indicates that sales have increased 9.0% from 1996 to 1997 in the upscale hotel segment and that supply of rooms has slightly exceeded demand. By property location, resort sales have increased 8.4% from 1996 to 1997, while demand has out paced supply by a margin of .8%.

     Smith Travel Research has not provided any form of consultation, advice or counsel regarding any aspect of, and is in no way associated with this document.

Item 2 - PROPERTIES

Description of Properties

     South Seas currently owns, manages or leases nine resort/hotel properties and a golf and tennis club. The Properties are all located in Southwest Florida and are managed by the Management Company.

Owned Properties

     South Seas Plantation. South Seas Plantation is the largest of the resort properties in which South Seas owns an interest. South Seas holds a 99% limited partnership interest in South Seas Resort Limited Partnership (SSRLP), the entity that owns South Seas Plantation. San-Cap Resort, L.C., a Florida limited liability company (owned equally by Mr. Taylor and Mr. Ten Broek. See ?Management") holds the 1% general partner interest in SSRLP. South Seas Plantation is a 330-acre resort on the north end of Captiva Island, Florida. The resort consists of approximately two miles of beach frontage on the Gulf of Mexico, a major tennis facility, a nine-hole golf course, a major conference center, a shopping complex, three restaurants and a major marina complex accessible from the Gulf of Mexico and the Intracoastal waterway. Over 900 dwelling units have been developed since 1972, including hotel rooms (107) and employee housing owned by SSRLP (approximately 160), condominiums and single-family homes (580) and interval ownership or time-share condominiums
(110). SSRLP offers a rental program to condominium and single family home owners at South Seas Plantation which includes a guaranteed lease or a sharing of actual rental income between the owner of the property and SSRLP.

     Radisson Suite Beach Resort ("Marco Radisson"). The Marco Radisson, located on 7.8 acres on Marco Island, Florida, consists of 268 hotel units, 168 of that are one-bedroom suites, 46 of which are two-bedroom suites and 54 of which are guestrooms. Amenities at the Marco Radisson include approximately 360 feet of direct beach frontage overlooking the Gulf of Mexico, a swimming pool, tennis courts, a game room, a conference facility and two restaurants. South Seas acquired it in September 1994.

     Sundial Beach Resort. Sundial Beach Resort is located on Sanibel Island, Florida. All 407-condominium units at the Sundial Beach Resort are privately owned, and South Seas presently manages 271 of these units as rental units on behalf of the owners. The Sundial Beach Resort consists of a main registration building, an administrative building and various recreational facilities, all located on approximately seven acres, including approximately 2,300 feet of Gulf of Mexico beach frontage. In addition to rental units, meeting and banquet rooms and executive offices, the main registration building includes three restaurants, a deli and gift shop and a pool bar. The Sundial Beach Resort complex also includes 12 tennis courts as well as a tennis pro shop and a retail boutique. Other amenities on this property, some of which are owned by the condominium associations and not by South Seas, include six swimming pools, shuffleboard courts and covered outdoor recreation and banquet areas.

     The Dunes Golf & Tennis Club. The Dunes Golf & Tennis Club on Sanibel Island, Florida, is a semi-private golf and tennis club and the only non-hospitality property in South Seas' portfolio. Guests staying at any of the Properties are generally granted temporary golf and tennis privileges at The Dunes Golf & Tennis Club on a fee basis. The club features an 18-hole, par 70 golf course designed by Mark McCumber, seven soft-surface tennis courts, a swimming pool, volleyball courts, pro shop, full banquet facilities and a full-service restaurant. In 1995, The Dunes Golf & Tennis Club underwent a $2.8 million renovation providing a completely new clubhouse, kitchen, dining area, pro shop, putting greens, maintenance building and significant renovations to the golf course and irrigation system.

     Sanibel Inn. The Sanibel Inn is located on Sanibel Island, Florida. The Sanibel Inn offers 96 guest rooms and includes approximately 570 feet of direct beach frontage on the Gulf of Mexico, two meeting rooms, a swimming pool, tennis courts, sailing and windsurfing, a full service restaurant and cabana service. Phase I of a refurbishment program was completed in 1995 at a total cost of $880,000. The scope of Phase I included renovations to its room interiors, grounds and building exteriors. Phase II renovation program, consisting of additional room interior upgrades, redesign of the entryway, and enhanced landscaping throughout the property, costing approximately $225,000 was completed in 1997. Twenty-eight of the 30 condominium units at Sanibel Inn are presently managed as rental units by South Seas on behalf of the owners.

     Best Western-Sanibel Island Beach Resort ("Best Western-Sanibel"). The Best Western-Sanibel is located on Sanibel Island, Florida. It offers 46 guestrooms and includes approximately 350 feet of direct beach frontage overlooking the Gulf of Mexico, a swimming pool, tennis courts and shuffleboard courts. Unit interiors were refurbished in 1997, totaling approximately $200,000.

     Song of the Sea Inn. The Song of the Sea Inn is located on Sanibel Island, Florida. The Song of the Sea Inn offers 30 guest rooms and includes approximately 200 feet of direct beach frontage overlooking the Gulf of Mexico, a swimming pool, whirlpool, tennis courts and laundry facilities. Unit interiors were refurbished in 1997, totaling approximately $200,000.

     Seaside Inn. The Seaside Inn on Sanibel Island consists of seven buildings that house 32 rental units. This property is located on approximately 200 feet of direct frontage on the Gulf of Mexico and features a swimming pool and a "Key West" type of atmosphere for its guests. In 1995, the Seaside Inn underwent a renovation of its rooms and exterior at a total cost of approximately $1.0 million.

Leased Property

    Safety Harbor Spa and Resort ("Safety Harbor"). Safety Harbor is located on Tampa Bay in Safety Harbor, Florida, near Clearwater, Florida. The resort consists of 172 guestrooms, a 27,000-square-foot conference center, a 50,000-square-foot spa and fitness center (including natural underground water springs), a tennis facility and two dining facilities. Safety Harbor is operated by the Management Company under the terms of a lease agreement between Safety Harbor Spa & Fitness Center, Inc. (the owner of Safety Harbor) and Safety Harbor Management Company, Ltd. (a wholly-owned Subsidiary of the Management Company).

Managed Property

    Best Western Pink Shell Beach Resort. The Best Western Pink Shell Beach Resort is located on Estero Island, Florida, near Fort Myers Beach, overlooking the Gulf of Mexico and Matanzas Bay. The 208 guestrooms consist of one-, two- and three-bedroom cottages, one- and two-bedroom suites, gulf front condominiums, efficiencies and hotel rooms. This resort features a 200 foot fishing dock, meeting facilities, three swimming pools, two lighted tennis courts, a beachfront bar and grill, a bayside cafe and supervised children's programs. The Best Western Pink Shell Beach Resort is owned by Florida Income Fund III, L.P. Mariner Capital Management, Inc., an Affiliate of South Seas, and MCD Real Estate, Inc., an Affiliate of McDonald & Company Securities, Inc., are the general partners of Florida Income Fund III, L.P. The property was placed on the market for sale in 1997. The resort is currently subject to a signed contract with a public REIT to purchase the property. South Seas has agreed to lease the resort under a 10-year lease arrangement with the public REIT. (See audited financial statements - Subsequent Events footnote).

Item 3 - Legal Proceedings

     South Seas and the Management Company are involved in legal proceedings that have arisen in the ordinary course of business. While complete assurance cannot be given as to the outcome of any litigation, South Seas believes any financial impact or effect on the business of South Seas of pending litigation would not be material.

Item 4 - Submission of Matters to a Vote of Security Holders

     In March 1998, South Seas partners voted to amend the partnership agreement providing the general partner the ability to elect to enter into a transaction involving all or substantially all of the partnership's properties, without a vote of over 50% of the limited partners. Additionally, the amendment also included language to continue the partnership subsequent to a transaction involving all or substantially all of the partnership's properties.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters - not applicable

Item 6 - SELECTED HISTORICAL FINANCIAL DATA (dollars in thousands, except ratios, notes and per unit data)

     The selected historical financial data presented below as of and for each of the three years ended December 31, 1995, 1996 and 1997 are derived from the audited consolidated financial statements of South Seas and should be read in conjunction with such consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical data presented below for the years ended December 31, 1993 and 1994 is also derived from the audited consolidated financial statements of South Seas, which statements are not presented separately herein.

     The selected historical financial data includes operations of businesses (as disclosed in Note 1 of the consolidated financial statements) for all periods presented or since formation if the entity began operations after January 1, 1994. These controlled entities include the businesses acquired from The Mariner Group, Inc.

on January 1, 1994 and the resorts which were acquired from the Song of the Sea Company, Ltd., and Jolly Roger Resort, Ltd. (formed July 23, 1992) on June 1, 1995. On December 31, 1993, South Seas increased its ownership interest in SSRLP to 99% through the acquisition of the remaining limited partnership interests. Prior to December 31, 1993, South Seas owned a 70.5% interest in SSRLP. The Marco Radisson has been included since its acquisition on September 23, 1994, the Sanibel Inn has been included since its acquisition on June 1, 1995, the Safety Harbor Resort and Spa has been included since the commencement of its' lease on June 1, 1995, and the Seaside Inn has been included since its' acquisition on January 1, 1997.

                                        Years Ended December 31,
                                          1993                1994             1995                1996             1997
Income Statement Data:
 Total Revenues                       $  73,243           $  79,485        $  99,083           $ 110,325        $ 119,433
 Operating Expense                       51,466              54,228           66,000              74,622           77,980
 Gen and Admin                           10,665              13,773           19,957              19,987           22,119
 Deprec and Amortiz                       3,666               4,423            5,703               7,326            9,105
 Interest expense                         4,284               5,485            9,391              10,536           10,181
 Other (income) exp                      (2,844)(a)             (72)             606                 181              677
 Minority int income                      1,301                  14               13                  10               19
 Extraordinary item                        --                  --               --                 2,046             --
 Net income/(loss)                    $   4,705           $   1,634        $  (2,587)          $  (4,383)       $    (648)
 Net income/(loss)
  per partnership
  unit (b)                                 1.12                0.39             (.60)              (1.00)            (.15)
 Distributions per
  partnership unit                         0.37                 .85              .40(c)              .28              .30
Other data:
EBITDA (d)                            $  12,655           $  11,542        $  12,507           $  13,479        $  18,638
 Capital expenditures (e)             $   1,391           $  25,403        $   8,389           $   8,969        $   8,779
 Consolidated Net Operating
  Profit (f)                          $  11,112           $  11,484        $  13,126           $  15,716        $  19,334

Balance Sheet Data:
 Total assets                         $  57,874           $  84,938        $ 110,826           $ 111,042        $ 115,383
 Long-term obliga-
  tions (incl current
  portion)                            $  54,317           $  80,211        $ 105,049           $ 112,808        $ 116,468
 Partners' capital
  deficiency                          $  (7,529)          $  (9,522)       $ (13,527)          $ (18,529)       $ (19,711)

(a) In 1993, South Seas recovered $1,866,000 of prior period costs expended to repair certain condominium units as a result of a litigation settlement. Also in 1993, South Seas recorded a gain in the amount of $978,000 in connection with the sale of a real estate parcel.

(b) Includes distributions made by Song of the Sea Company, Ltd. and Jolly Roger Resort, Ltd. of $479,000 and $759,000 in 1993 and 1994,
         respectively.

(c)      Distribution represents a return of capital.

(d) EBITDA (earnings before interest, depreciation, and amortization) is presented here not as a substitute for operating income, net income or cash flows from operating activities determined in accordance with generally accepted accounting principles, but rather as a measure of South Seas' operating performance and ability to service debt. South Seas has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

(e) Excludes capital expenditures incurred by acquired resorts prior to acquisition.

(f) Consolidated Net Operating Profit is not determined in accordance with generally accepted accounting principles and it is presented here not as a substitute for consolidated net operating income as determined in accordance with generally accepted accounting principles, but rather as a defined term from the Indenture to determine compliance with certain covenants contained in the Indenture. South Seas has defined Consolidated Net Operating Profit as net income (loss) without regard to depreciation and amortization, interest expense, minority interest and any non-recurring, unusual items of income or expense.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the audited consolidated financial statements for South Seas and the notes thereto.

GENERAL

    South Seas is one of the largest owners and operators of upscale beachfront and/or destination resorts and hotels on Southwest Florida's gulf coast. South Seas owns seven resort and hotel properties, leases, operates and manages one resort spa, owns a golf and tennis club, and manages one additional resort property located on Ft. Myers Beach. South Seas consolidates the results of operations of its owned properties and records management fees on the managed property.

    South Seas has implemented a growth strategy that focuses on improving results at existing properties through increased revenues and increasing its operating leverage through centralized management. South Seas' growth strategy also focuses on acquiring and, to a lesser extent, developing new resorts and hotels in targeted markets with demographic and business characteristics consistent with its market profile. The Sanibel Inn was acquired on June 1, 1995 in exchange for 71,374 limited partnership units ("Units") plus a contingent, deferred cash payment of up to $700,000. This acquisition was accounted for under the purchase method for financial reporting purposes, and its results of operations have been included in the consolidated financial statements of South Seas for periods subsequent to the date of acquisition. In June 1995, South Seas entered into a long-term lease agreement (the "Safety Harbor Lease" amended in January, 1997) through a wholly owned subsidiary, Safety Harbor Management Company, Ltd. ("Safety Harbor Management Co.") with an unrelated party pursuant to which it operates and manages the Safety Harbor Resort and Spa ("Safety Harbor," Safety Harbor and the Sanibel Inn are collectively referred to herein as the "New Resorts"). The lease period, as amended, expires May 31, 2000. The Safety Harbor Lease also provides Safety Harbor Management Co., with an option, expiring on May 31, 2000, to purchase Safety Harbor for an aggregate purchase price of $11.4 million (less approximately $3.0 million in option payments payable over the term of the lease), with an additional earn-out arrangement of $8.0 million payable over a number of years based upon the financial performance of the property. Management views the Safety Harbor Lease as a turnaround opportunity at an under-performing resort, as evidenced by its occupancy rate of approximately 35% in 1994 and 1995. Management believes that the performance of Safety Harbor can continue to be improved by making certain renovations at the resort and also utilizing South Seas' marketing resources and operating skills. The Safety Harbor Lease requires that South Seas spend a minimum of $3.0 million in capital toward renovation during the term of the lease. South Seas has benefited, following a period where the resort was renovated and repositioned, from improved operating results at Safety Harbor. In 1997, Safety Harbor's net operating income improved by $2.9 million over 1996, with occupancy of 66.0% versus 39.6% in 1996. On January 6, 1997, South Seas purchased from an affiliated limited partnership, real and personal property used in the operation of a resort (Seaside Inn) on Sanibel Island, Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million.

SEASONALITY

    Properties owned or operated by South Seas are affected by normally recurring seasonal patterns. Room rates are substantially higher and occupancy is somewhat higher during the months of January, February, March and April than during the remainder of the year. Approximately 45% of South Seas' revenues are earned in the first four months of each year. Accordingly, South Seas' operations are seasonal in nature, with lower revenue and net income in the second, third and fourth calendar quarters.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, and fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the year ended December 31, 1997 increased by $9.1 million, or 8.3% over the prior period.

    Rooms revenues increased by $6.3 million, or 9.8% over 1996. Approximately $1.6 million, or 24.6% of the increase represents room revenues attributable to the Seaside Inn ("New Resort"). Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately 7.4%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR"), and an increase in occupancy. ADR at Comparable Resorts was $186.82 for 1996, compared to $190.91 in 1997, an increase of $4.09, or 2.2%.
Occupancy percentage at Comparable Resorts increased to 70.5% for 1997 from 66.4% for 1996. The increase in ADR and occupancy reflects South Seas' efforts to maximize revenue per available room ("REVPAR") during peak demand periods. During 1997, REVPAR for Comparable Resorts increased $10.45, or 8.4% over 1996. The New Resort had an occupancy percentage of 81.0%, ADR of $165.12 and REVPAR of $133.70 during 1997.

    Food and beverage revenues for 1997 increased by $1.8 million, or 9.6%. All properties with food and beverage operations experienced strong growth in revenues over 1996, consistent with the growth in room revenues. Safety Harbor experienced a 32.5% increase primarily due to their significant room night growth.

    Golf revenues for 1997 increased by $484,000 or 14.8%. Predominantly fair weather, combined with increased daily fee play (vs. member play) were the primary factors in the revenue growth.

    Spa and fitness revenues increased by $192,000, or 7.8% reflecting the significantly higher occupancy experienced at Safety Harbor.

    Other revenues for the year ended December 31, 1997 increased by $141,000 or 1.0% over the prior period. Safety Harbor experienced a $534,000 increase in other revenues due to higher occupancy and thus greater utilization of other facilities. This increase was offset by a decrease in interest income. South Seas entered into a revolving line of credit in late 1996, and therefore experienced lower interest income earnings offset by savings in interest expense due to the ability to pay down the line with excess cash balances.

    Expenses. Expenses for 1997 increased by $7.7 million, or 7.6%, over the prior year. The dollar increase resulted from expenses associated with the New Resort (approximately $1.0 million), as well as increases in depreciation and amortization (approximately $1.8 million), general and administrative-corporate (approximately $1.5 million) and a non-recurring, non-cash expense of $480,000, related to the termination of general partner fee in exchange for units.

    Room expense increased by $1.7 million, or 11.4% over 1996. Room expense at Comparable Resorts increased $1.4 million, or 9.3%. As a percentage of room revenues, room expense remained fairly constant with a slight increase from 23.3% to 23.7%, primarily due to higher payroll from improved service levels.

    Food and beverage costs increased $1.2 million or 7.8% over the prior year. As a percentage of food and beverage revenues, food and beverage expense decreased from 78.9% to 77.6%.

    Total general and administrative expense increased by $2.1 million, or 10.7%, over 1996. As a percentage of revenues, general and administrative expense increased from 18.1% to 18.5%. Approximately $293,000, or 13.7%, of the increase was related to expenses associated with the operations of the New Resort. Approximately $1.0 million in additional bonuses and profit sharing was recognized in 1997, due to actual performance exceeding operating budgets.

    Depreciation and amortization expense increased by $1.8 million, or 24.3% over 1996. As a percentage of revenues, depreciation and amortization expense increased from 6.6% to 7.6%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of increased depreciation expense on the significant fixed asset additions placed in service within the last year, and the increased amortization of goodwill (due to New Resort acquisition) and increased amortization on loan costs.

    Net Loss. As a result of the foregoing factors, net loss for 1997 was a $3.7 million improvement over 1996, $2.0 million or 54.1% of which was the result of not having an extraordinary item write-off in 1997.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, and fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the year ended December 31, 1996 increased by $11.2 million, or 11.4% over the prior period.

    Rooms revenues increased by $6.2 million, or 10.6% over 1995. Approximately $4.3 million, or 69.0% of the increase represents room revenues attributable to Safety Harbor and the Sanibel Inn ("New Resorts" included for seven months in 1995 and full year in 1996). Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately 3.4%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate (?ADR?), and an increase in occupancy. ADR at Comparable Resorts was $194.79 for 1996, compared to $192.22 in 1995, an increase of $2.57, or 1.3%. Occupancy percentage at Comparable Resorts increased to 74.8% for 1996 from 74.0% for 1995. The increase in ADR and occupancy reflects South Seas? efforts to maximize revenue per available room (?REVPAR?) during peak demand periods. During 1996, REVPAR for Comparable Resorts increased $3.60, or 2.5% over 1995. The New Resorts had an occupancy percentage of 49.6%, ADR of $137.55 and REVPAR of $68.29 during 1996. Management of South Seas believes that the lower occupancy levels at the New Resorts can be attributed to the continuing low occupancy levels at Safety Harbor.

    Food and beverage revenues for 1996 increased by $945,000, or 5.3%. The increase was primarily due to the additional food and beverage operations related to the New Resorts. Food and beverage revenues for Comparable Resorts for 1996 decreased slightly by $29,000 compared to the prior year. The decrease was primarily due to a decrease of $448,000 at South Seas Plantation, attributed to the closing for renovation of the King?s Crown restaurant, offset by an increase of $216,000, at The Dunes Golf & Tennis Club (closed for renovation in
1995), and an increase of $301,000 at the Marco Radisson due to an increase in banquet revenues. Food and beverage sales at the New Resorts contributed $977,000 to increased sales over 1995.

    Retail revenues for 1996 increased by $297,000, or 5.1%. Retail operations at the New Resorts were up by $165,000 or 127.9% over the prior period. Retail revenues for Comparable Resorts for 1996 increased by $132,000, compared to the prior year.

    Golf revenues for 1996 increased by $945,000 or 40.5%. The increase in golf revenues was primarily due to the reopening of the Dunes Golf & Tennis Club, which was closed for six months in 1995 for renovations.

    Spa and fitness revenues increased by $1.2 million, or 99.0% reflecting the results of operations at Safety Harbor, which was leased effective June 1, 1995. Thus, 1996 results reflect 12 months of activity versus seven months in 1995.

    Other revenues for the year ended December 31, 1996 increased by $1.7 million or 12.2% over the prior period. Approximately $1.3 million of the increase was attributable to the Comparable Resorts. Additional club membership revenue at the renovated Dunes Golf & Tennis Club accounted for $257,000 of the increase. Other revenues at Sundial were up approximately $236,000, primarily in the recreation department. This is a result of termination of the bike and boat concession agreement, which provided only a percentage of rental income. This operation is now owned and directly provided by the resort to its guests. Total telephone fees company-wide increased by $263,000 due to a combination of rate increases and due to improved systems to capture telephone charges by guests. The New Resorts contributed $435,000 or 26.1% of the total increase in other revenues.

    Expenses. Expenses for 1996 increased by $10.3 million, or 11.2%, over the prior year. The dollar increase resulted principally from expenses associated with the New Resorts, as well as increases in depreciation and amortization and interest expense.

    Room expense increased by $1.9 million, or 14.7% over 1995. Room expense at Comparable Resorts increased $1.1 million, or 9.3%. Approximately $767,000 of the total increase reflects the additional expenses associated with the New Resorts. Also, in February, 1996, South Seas appointed a vice president of reservations (see ?Management"). Costs associated with this position are included in room expense. As a percentage of room revenues, room expense increased slightly from 22.5% to 23.3%.

    Food and beverage costs increased $1.3 million or 10.0% over the prior year. Approximately $720,000 or 54.0% of the total increase was attributable to the New Resorts. As a percentage of food and beverage revenues, food and beverage expense increased from 75.6% to 78.9%.

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

    In 1996, maintenance and grounds expense increased by $1.1 million or 22.6% over the prior period, of which $232,000 or 22.1% of the total increase was attributable to the New Resorts. Increase at the Comparable Resorts for the same period was $819,000 and was consistent with expected maintenance costs for 1996. The Dunes Golf & Tennis Club attributed approximately $241,000 of 29.4% of the increase from comparable resorts. This is due to the facility being closed and under renovation in 1995. As a percentage of total revenues, maintenance and grounds expense increased from 4.7% to 5.2%.

    Total general and administrative expense increased slightly by $30,000, or .2%, over 1995. As a percentage of revenues, general and administrative expense decreased from 20.1% to 18.1%. Approximately $1.5 million of the increase was attributable to general and administrative expenses associated with the operations of the New Resorts. These costs were offset by a decrease at the Comparable Resorts of $1.4 million. Effective January 1,1996, South Seas changed its health insurance plan from a self-insured plan (with maximum loss caps) to a fully insured program. This resulted in substantial savings company-wide, the most significant of which was realized at South Seas Plantation (approximately $250,000), Sundial Beach Resort ($130,000) and a reduction in reserves based on expected claims from prior periods of $115,000. Also in 1996, South Seas experienced reduced workers compensation claims, casualty reserve adjustments resulted in reduced costs over 1995, the most significant of which were $359,000 at South Seas Plantation and $318,000 at Sundial Beach Resort. Finally, due to results of operations, the bonuses paid to the Management Company's corporate staff were reduced by approximately $362,000 in 1995 over 1996.

    Depreciation and amortization expense increased by $1.6 million, or 28.5% over 1995. As a percentage of revenues, depreciation and amortization expense increased from 5.7% to 6.7%. The increase, both in dollars and as a percentage of revenues, resulted from the impact of New Resorts acquired in June, 1995 ($453,000 or 28.3% of the total), increased depreciation expense on the significant fixed asset additions placed in service within the last year and higher amortization of loan costs associated with the public debt offering and the $80 million consolidation loan (see ?Liquidity and Capital Resources").

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

    Room revenues increased by $13.3 million, or 29.6%, over 1994. Approximately $10.3 million, or 77%, of the increase represents room revenues attributable to the New Resorts. Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by approximately 6.9%. The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR"), partially offset by a decrease in occupancy. ADR at Comparable Resorts was $210.58 for 1995, compared to $199.61 in 1994, an increase of $10.97, or 5.5%. Occupancy percentage at Comparable Resorts decreased to 73.9% for 1995 from 75.3% for 1994. The increase in ADR reflects South Seas' efforts to maximize revenue per available room ("REVPAR") during peak demand periods. During 1995, REVPAR for Comparable Resorts increased $5.30, or 3.5% over 1994. The New Resorts had an occupancy percentage of 67.4%, ADR of $137.98 and REVPAR of $93.04 during the period of their ownership or operation, as the case may be, by South Seas or the Management

Company. Management of South Seas believes that the lower occupancy levels at the New Resorts can be attributed, in part, to the timing of the acquisitions (See "Seasonality"), the major refurbishment work that was being undertaken at the Sanibel Inn and the continuing low occupancy levels at Safety Harbor.

    Food and beverage revenues for 1995 increased by $3.1 million, or 22.2%. The increase was primarily due to the additional food and beverage operations related to the New Resorts. Food and beverage revenues for Comparable Resorts for 1995 increased by $531,000 compared to the prior year. The increase was primarily due to growth in food and beverage revenues at existing properties of $770,000, offset by a decrease of $238,000 due to the closing of The Dunes Golf & Tennis Club for renovation. Food and beverage sales at the New Resorts contributed $2.6 million to increased sales over 1994. The Marco Radisson (reflecting 12 months of activity vs. three months) generated approximately $1.4 million, and Safety Harbor generated $1.2 million.

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

    Expenses. Expenses for 1995 increased by $22.9 million, or 29.4%, over the prior year. As a percentage of revenues, expenses increased from 98.0% to 101.9%. The dollar increase resulted principally from expenses associated with the New Resorts. The increase in expenses as a percentage of revenues resulted primarily from the timing of the leasing of Safety Harbor and the acquisition of the Sanibel Inn after the peak tourist season. See ?Seasonality.?

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

    General and administrative expense increased by $6.2 million, or 45.3%, over 1994. As a percentage of revenues, general and administrative expense increased from 17.3% to 20.2%. Approximately $3.8 million of the increase was attributable to general and administrative expenses associated with the operations of the New Resorts. The balance of the increase, or approximately $2.4 million, reflected increases in management and support personnel costs relating to South Seas? centralized operations, including marketing, purchasing, sales, accounting and management information systems and approximately $2.0 million of additional insurance expense. The increase in insurance expense, both in dollars and as a percentage of revenues, resulted from the impact of increased employee claims under South Seas? health and workers compensations self-insurance programs as well as increases associated with the addition of New Resorts. Management believes that the upward trend in general and administrative expense as a percentage of revenues was due primarily to two factors: (i) increased costs associated with establishing the corporate infrastructure (i.e., centralized operations, including marketing, purchasing, sales, accounting and management information systems) needed to integrate and operate the New Resorts and (ii) the effect of normally recurring seasonal patterns on revenues at the New Resorts subsequent to their acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

    South Seas has historically financed its operations and capital expenditures through a combination of cash generated from operations, bank borrowings, borrowings from private investors, bond offerings and short-term credit facilities.

    On March 28, 1996, South Seas completed the public offering of
$43,500,000 of its 10% subordinated notes as offered in the Form S-1 Registration Statement (?Notes Offering"). The total aggregate principal amount raised was $43,500,000, including the full $3.5 million over-allotment, with interest payable monthly at 10%, and with no principal reduction until maturity on April 15, 2003.

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

    South Seas believes that cash generated by operations, together with the proceeds from the Notes Offering will be adequate to meet its working capital, debt service and capital expenditure requirements. South Seas? outstanding indebtedness, together with the Notes, places certain debt service obligations on the partnership. South Seas believes that it may be necessary to obtain additional debt or equity capital in order to accommodate its plan for growth and expansion in 1998 and beyond. South Seas intends to pursue resort and/or hotel acquisitions and to a lesser extent development opportunities in order to achieve growth in its portfolio of properties.

  South Seas anticipates that implementation of its growth strategy will require it to obtain additional debt or equity financing. The amount of additional financing required by South Seas in order to implement its growth strategy will depend on several factors, including the purchase price and renovation costs associated with acquisitions and South Seas? available cash resources at the time of a particular transaction. Although there can be no assurance as to South Seas? ability to obtain financing in the amounts it requires on commercially reasonable terms, if at all, South Seas believes that, based upon its current financial condition and results of operations, such financing will be available to it. South Seas? inability to obtain additional financing could have a material adverse effect on its results of operations, financial condition and future prospects. The indenture places restrictions on the amount of additional Funded Indebtedness (as defined in the prospectus delivered in connection with the Notes Offering) that South Seas may incur.

    In December 1996, South Seas obtained an irrevocable, transferable letter of credit in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the 10% Subordinated Notes. No amounts had been drawn at December 31, 1996 or 1997.

    In March 1997 South Seas retained Nationsbanc Montgomery Securities ("Montgomery"), to advise the partnership on various strategic financial alternatives. South Seas has had discussions with a number of potential parties and capital sources. South Seas and Montgomery are continuing to evaluate South Seas' options.

    On December 31, 1997, South Seas had cash and cash equivalents of $2.9 million; and restricted cash of $144,000. Cash and cash equivalents decreased by $3.5 million during the year ended December 31, 1997.

    Cash flow from operations was approximately $11.1 million for the year ended December 31, 1997 as compared to $2.4 million in the prior period. Cash flow from operations was positively impacted by a $2.3 million decrease in interest paid during 1997. This significant decrease in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest (of approximately $1.1 million) thereon with the proceeds from the public offering in 1996. Net proceeds of $2.7 million (from the line of credit) were used towards the purchase of capital assets. In addition to funding its operating activities, South Seas? major uses of cash during the 1997 period were principal payments on outstanding debt of approximately $2.1 million, capital expenditures and purchase of resort assets of approximately $12.2 million, and distributions to partners of approximately $1.3 million.

    Cash flow from operations was approximately $2.4 million for the year ended December 31, 1996 as compared to $7.1 million in the prior period. Cash flow from operations was negatively impacted by a $3.3 million increase in interest paid during 1996. This significant increase in interest paid was attributed to the early retirement of numerous notes, bonds and accrued interest (of approximately $1.1 million) thereon with the proceeds from the public offering and now having higher debt balances with monthly interest payments. South Seas? other major source of cash in the 1996 period was proceeds of $43.5 million from the Notes Offering. In addition to funding its operating activities, South Seas? major uses of cash during the 1996 period were principal payments and refinancing on outstanding debt of approximately $64.1 million (primarily through proceeds of the Notes Offering, including $11.9 million under revolving lines), capital expenditures and asset purchases of approximately $9.0 million, and distributions to partners of approximately $1.2 million.

    Cash flow from operations was approximately $7.1 million in 1995, as compared to $7.8 million in 1994. Cash flow from operations was negatively impacted by a $5.0 million increase in interest paid during 1995. South Seas' other major source of cash for 1995 was proceeds of approximately $28.6 million from the issuance of long-term debt. In addition to funding its operating activities, South Seas' major uses of cash during 1995 were principal payments and refinancing on outstanding long-term debt of approximately $15.7 million, capital expenditures and asset purchases of approximately $8.4 million, and distributions to partners of approximately $1.7 million.

    Under the terms of the Indenture, South Seas is obligated to make capital expenditures in respect of the Properties in an amount equal to 2.5% of its consolidated resort related revenues for the immediately preceding fiscal year. South Seas? intends to make capital expenditures and additional refurbishment of certain properties of approximately $10.3 million during 1998. In addition, management plans anticipate spending $4.8 million in maintenance and repairs.

    At December 31, 1997, South Seas had $69.8 million in aggregate principal amount of long-term indebtedness (net of current maturities) outstanding under four notes payable. These notes are secured by various mortgages on the Properties and by security interests in substantially all of South Seas' other assets. The outstanding principal of these notes is due in increasing annual amounts until maturity in 2003. Approximately $67.1 million of these notes bear interest at approximately 8.7% per annum, and $3.5 million bear interest at 8.5%.

    At December 31, 1997, South Seas had $43.5 million in subordinated indebtedness, represented by bonds payable. The interest rate on this subordinated indebtedness is 10% per annum.

    Aggregate principal amount of current maturities due as of December 31, 1997 was approximately $1.3 million of notes and $228,000 of capital leases.

    On September 26, 1996, South Seas secured a $80 million mortgage note payable with $40 million in term and $40 million under a revolving credit facility. Simultaneously with closing, South Seas entered into an interest rate swap on the combined $26.75 million loan and the $18.25 million advance, which effectively fixed the interest rate at 8.47% per annum, beginning September, 1996 through June, 1998. On January 9, 1998, South Seas entered into another interest rate swap on this amortizing note beginning July 1998 through September 2001, which effectively fixed the interest rate at 8.61%.

    The agreements governing South Seas' outstanding indebtedness contain various covenants limiting its ability to incur additional indebtedness, merge or sell a controlling interest in South Seas, dispose of or acquire material assets, issue securities, create liens, make capital expenditures, make distributions to partners, or engage in transactions with related parties, and requiring it to maintain certain levels of insurance, interest rate protection, specified levels of net worth and operating income, make a minimum level of capital improvements annually, maintain a minimum level of working capital, and satisfy certain financial ratios.

    South Seas exercised an option to purchase the Seaside Inn on Sanibel Island in January, 1997 (previously a managed property). The purchase price was $6.5 million. South Seas assumed approximately $2.5 million of aggregate principal indebtedness encumbering this property, which was refinanced in the first half of 1997. The funds used to pay the balance of the purchase price were derived from the revolving credit facility. South Seas did not incur any significant additional general and administrative expense in connection with integrating the Seaside Inn's operation.

    Based on a lease amendment executed in January 1997, South Seas has an option to purchase Safety Harbor from its current owner for an exercise price of $11.4 million (less approximately $3.0 million in scheduled option payments payable over the term of the lease) with an additional earn-out arrangement of $8.0 million, payable over a number of years based on the financial results of the property. The payment term is subject to a minimum payment with a maximum term of 40 years. The option will expire on May 31, 2000. Management believes that it can continue to substantially improve Safety Harbor's operating results during future periods by renovating the resort and utilizing South Seas' marketing and operating management resources.

    Under the terms of its agreement with the former owner of the Marco

Radisson, South Seas is obligated to make an additional payment upon the sale of the Property in an amount equal to at least $1.5 million. Prior to such a transaction, the former owner of the property has an option to receive a payment equal to 15% of the increase in the value of the property determined in accordance with a formula based upon a multiple of the property's adjusted net operating income less South Seas' cost basis in the property. Upon exercise of this option, South Seas would become obligated to pay the former owner the formula amount over a five-year period together with interest thereon at the rate of 8% per annum.

    In the opinion of management, no material adverse effect on either results of operations or financial position is anticipated due to the modification or replacement of existing information systems in order to accommodate year 2000 implications. As of December 31, 1997 substantially all computerized systems have been modified or replaced.

    South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

Item 8 - Consolidated Financial Statements

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - not applicable

                                    PART III

Item 10 - Directors, Executive Officers and Key Employees

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

     T&T Resorts, L.C., the General Partner of South Seas, has no directors or employees but does have a manager and executive officers. Robert M. Taylor is the sole manager, Chairman and Chief Executive Officer of T&T Resorts, L.C. and Allen G. Ten Broek is the Vice-Chairman and President of T&T Resorts, L.C. The following is a biographical summary of the experience of Messrs. Taylor and Ten Broek.

     Robert M. Taylor. Mr. Taylor is Chairman and Chief Executive Officer of T&T Resorts, L.C., a position in which he has served since its formation in February 1996. Mr. Taylor also serves as Chairman and Chief Executive Officer of S.S. Resort Management, L.C. (the general partner of the Management Company), a position in which he has served since its formation in 1994. In 1971, Mr. Taylor founded The Mariner Group, Inc., a company that has developed and managed numerous condominium resorts and other properties along Florida's southwest coast. Before founding The Mariner Group, Inc., Mr. Taylor worked for McKinsey & Company, a worldwide management consultant company, in the firm's Cleveland, Ohio, office. Prior to that, he served in the U.S. Army for two years, during which time he was stationed in Virginia and on the Island of Okinawa. Before his military service, Mr. Taylor worked with AT&T in Chicago. Mr. Taylor served from 1983 to 1996 as a director of Acme Cleveland Corp., a maker of industrial sensors and telecommunications equipment. Mr. Taylor also has served on the boards of a number of corporate, banking and community organizations, including the Miami branch of the Federal Reserve Bank and the Executive Committee of the Florida Council of 100. He currently serves as Chairman of the Board of Colonial Bank of Southwest Florida, and on the board of the Foundation for Lee County Schools, as well as the Lee County Port Authority Special Airport Management Committee. A native of Columbus, Ohio, Mr. Taylor graduated from The Ohio State University in 1965 with a master of business administration degree and was the University's outstanding senior graduate in 1965.

     Allen G. Ten Broek. Mr. Ten Broek is the Vice Chairman and President of T&T Resorts, L.C., a position in which he has served since its formation in February 1996. Mr. Ten Broek is also President and CEO of The Mariner Group, Inc., a position in which he has served since October 1995 and earlier held from 1979 to 1992. From 1992 through 1995, Mr. Ten Broek served as Vice Chairman and Managing Executive of Hilton Grand Vacations Company, timeshare sales, development and vacation club affiliated with Hilton Hotels. Mr. Ten Broek is an original shareholder of The Mariner Group, Inc. and has been a director of The Mariner Group, Inc. since 1973. Mr. Ten Broek is a former director of the Bank of the Islands and Florida National Bank of Lee County, and was a founding director of Community Bank of the Islands. He has held a variety of director and officer positions with local community organizations. Mr. Ten Broek is the Chairman Emeritus of the Florida Shore and Beach Preservation Association and has served as chairman of two statewide task forces appointed by the Governor. He was recently elected Chairman of the newly formed American Coastal Coalition. Mr. Ten Broek is an officer or director of various other affiliates of the Partnership.

     As noted earlier, the Management Company currently manages each of the Properties, of which South Seas owns a 99% limited partnership interest (the 1% general partnership interest in the Management Company is held by S.S. Resort Management L.C., a Florida limited liability company). The Management Company is a Florida limited partnership. The Management Company is responsible for the day-to-day management of the Properties on behalf of South Seas. The Management Company has general responsibility and authority for all aspects of property management, including the establishment of operations policies, leasing, marketing, advertising, maintenance and security of the Properties, the supervision of construction, repairs and improvements and the employment and supervision of on-site personnel and consultants. The Management Company also renders certain administrative services to South Seas, including supervising the preparation of investor reports, handling investor inquiries, coordinating federal and state tax filings, maintaining books and records, handling financing and refinancing and investing uncommitted funds.

     The Management Company does not have any directors or executive officers. The general partner of the Management Company is S.S.

Resort Management, L.C., and a Florida limited liability company. Robert M. Taylor, Timothy R. Bogott and Richard E. Krichbaum serve as the managers of S.S. Resort Management, L.C. The managers of S.S. Resort Management, L.C., by majority vote, have the power to appoint executive officers of S.S. Resort Management, L.C.

     The following sets forth certain information concerning the executive officers of S.S. Resort Management, L.C.

Name                    Age                  Position
Robert M. Taylor        56              Chairman and Chief Executive Officer
Michael B. Peceri       71              Vice Chairman
Timothy R. Bogott       51              President
Richard E. Krichbaum    42              Vice President of Finance & Administration
G. Scott Siler          48              Vice President of Development
Salvatore S. Dickinson  38              Vice President of Marketing and Sales
Leonard P. Myers        51              Vice President of Human Resources
Ralph G. Suda           51              Vice President of Reservations
Brian P. Garavuso       35              Vice President of Technology

     The following is a biographical summary of the experience of the executive officers of S.S. Resort Management, L.C. (other than Mr. Taylor, whose biographical summary is previously set forth):

     Michael B. Peceri. Mr. Peceri is Vice Chairman of S.S. Resort Management, L.C., and a position in which he has served since its formation in 1994. Mr. Peceri was the Vice President of the International Hotel and Motel Association and became its president for a one-year term beginning in 1996. Mr. Peceri began his hospitality industry career in 1972 as manager of the Song of the Sea Resort Motel in southwest Florida. From the Song of the Sea, Mr. Peceri progressively moved into additional senior positions, serving as executive vice president and general manager of South Seas Plantation from 1976 to 1980, president of Marquis Hotels and Resorts (an Affiliate of The Mariner Group, Inc. and South Seas) from its inception in 1980 until 1991, when he became chairman (a position in which he served until he was appointed vice chairman of S.S. Resort Management, L.C.). Mr. Peceri was the 1994 chairman of the American Hotel and Motel Association, past president of the Florida Hotel and Motel Association, the past president of the Sanibel/Captiva Chamber of Commerce and former vice chairman of the Lee County Tourist Development Council. Mr. Peceri also has served on the Advisory Council to the State of Florida's director of tourism and on the Governor's Task Force for Tourism Funding. Mr. Peceri was named "Florida Hotelier of the Year" in 1986.

     Timothy R. Bogott. Mr. Bogott is President of S.S. Resort Management, L.C., and a position in which he has served since its formation in 1994. A veteran of both the real estate and hospitality industries, Mr. Bogott joined The Mariner Group, Inc. in 1976 as project manager and director of administration. In 1979, he was elected as the secretary/treasurer of The Mariner Group, Inc., and in 1983 was named its vice president of finance. From 1984 to 1993, Mr. Bogott served as president and chief executive officer and as director of Mariner Capital Management Inc. and Mariner Capital Investment Corporation, both Affiliates of The Mariner Group, Inc. Before joining The Mariner Group, Inc., Mr. Bogott was assistant vice president of Palmetto Savings and Loan Association in Ft. Myers, Florida. Prior to that he held various management positions with The First National Bank of Ft. Myers and the American National Bank of Denver, Colorado. Mr. Bogott is a former member of Lee Memorial Hospital's Finance Committee. He is currently a member of the Board of Directors of the Florida Hotel Motel Association. He is a graduate of the University of Colorado business school. He also attended the Florida School of Banking and the School of Banking of the South.

     Richard E. Krichbaum. Mr. Krichbaum is Vice President of Finance and Administration and Chief Financial Officer of S.S. Resort Management, L.C., and a position in which he has served since its formation in 1994. Mr. Krichbaum joined The Mariner Group, Inc. in 1984 as director of project finance and was promoted to treasurer and vice president of finance in 1987 before being named vice president and chief financial officer in 1992. Before joining The Mariner Group, Inc., Mr. Krichbaum worked seven years with the E.J. DeBartolo Corp. in Youngstown, Ohio. Mr. Krichbaum currently serves on the Advisory Board of the University of South Florida, Fort Myers campus; as a director of the United Way of Lee County; a director and officer of South Ft. Myers Little League baseball, and he has also served as a director of the Boy Scouts of Southwest Florida. A native of Youngstown, Ohio, Mr. Krichbaum graduated from Youngstown State University in 1979 with a bachelors of science degree in accounting. He received his master's degree in finance from Youngstown State University in 1986.

     G. Scott Siler. Mr. Siler is Vice President of Development of S.S. Resort Management, L.C., and a position in which he has served since its formation in 1994. Mr. Siler joined The Mariner Group, Inc. in 1972 as director of food and beverage operations for South Seas Plantation, a post he held until 1977. During his 25-plus years with The Mariner Group, Inc., Mr. Siler has held a variety of other management and senior management positions, serving as vice president of food and beverage operations for Mariner Properties Inc., vice president of food and beverage operations for Marquis Hotels and Resorts, and vice president of operations for Marquis Hotels and Resorts. Mr. Siler has also served as general manager of Sundial Beach and Tennis Resort, vice president of development for Marquis Hotels and Resorts, and president of Marquis Hotels and Resorts. Mr. Siler is a member of the Tourist Development Council of Lee County, Florida, and the Cornell Society of Hotelmen.

     Salvatore S. Dickinson. Mr. Dickinson is Vice President of Marketing and Sales of S.S. Resort Management, L.C., and a position in which he has served since September 1994. Prior to joining S.S. Resort Management, L.C. in 1994, Mr. Dickinson served for more than nine years with Yesawich, Pepperdine & Brown, Inc., the nation's largest advertising, marketing and public relations firm specializing in serving travel industry clients, during which time he managed accounts such as the Lee County Visitor and Convention Bureau, Premier Cruise Lines (The Big Red Boat), Hilton International and The Continental Companies
(TCC). Mr. Dickinson is an active member who serves on the board of directors of the Hospitality Sales & Marketing Association International as well as its foundation's board and is a member of the American Advertising Federation. He also serves as an adjunct faculty of the business school of Florida Gulf Coast University and on the marketing committee for VisitFLA, the public-private partnership responsible for the state's tourism promotion. Mr. Dickinson received his bachelor's degree in advertising and master's degree in marketing communications from Florida State University.

     Leonard P. Myers. Mr. Myers is Vice President of Human Resources of S.S. Resort Management, L.C., and a position in which he has served since its formation in 1994. Mr. Myers joined The Mariner Group, Inc. in 1981 to direct employee relations, including recruiting, training, quality assurance and employee services at South Seas Plantation. Prior to joining The Mariner Group, Inc., Mr. Myers served as a psychologist at the Lee Mental Health Center in Ft. Myers, Florida, as a Training Specialist at Sunland Training Center in Orlando, Florida, and as Personnel Manager for Imhoff Brothers Inc., a restaurant franchise company in Windam, Minnesota. Mr. Myers is a board member on the Wages Coalition and is also a member of the Organizational Flexibility Profile Advisory Board. He also serves on the board for the Association for International Practical Training. Mr. Myers is the past chairman of the Human Resources Committee for the Lee County School Board. He is a past president of the Health Care Coalition and the Career Education Advisory Council. Mr. Myers received his masters' degree in community/industrial psychology in 1976 from the University of Central Florida in Orlando.

     Ralph G. Suda. Mr. Suda is Vice President of Reservations for S.S. Resort Management, L.C., and a position he has held since February 1996. Prior to joining S.S. Resort Management, L.C., Mr. Suda served as the Vice President of Reservations for The Ritz-Carlton Hotel Company in Atlanta for two years. Previously, he spent 19 years with the Hyatt Hotels Corporation in a variety of positions and locations ranging from Rooms Director to General Manager. He is past president of the Lexington Hotel/Motel Association, and has served on the boards of the Lexington Chapter, Kentucky Restaurant Association, and the Advisory Board, University of Kentucky Hospitality Management Program. Mr. Suda also served on the boards of Junior Achievement and Big Brothers/Big Sisters. He received a bachelor's degree in business administration from the University of Hawaii. Effective January 1998, Mr. Suda assumed the responsibilities of general manager of the Marco Radisson.

     Brian P. Garavuso. Mr. Garavuso is the Vice President of Technology for S.S. Resort Management, L.C., a promotion from his previous title of Director of Management of Information Systems, a position he has held since its formation in 1994. He has been with the company since 1983 and has held a variety of management positions. Specific duties included the establishment of the company's Vacation Planning Center, the central reservations facility. He also served as vice president and controller for Marquis Hotels and Resorts. Mr. Garavuso serves on the technology sub-committee for the American Hotel & Motel Association and he is past chairman of the Springer-Miller Host Systems Users Group. A native of Long Island, New York, he graduated from the University of South Florida in 1986 with a bachelor's degree in business administration.

General Partner

     T&T Resorts, L.C., the General Partner of South Seas, has the power and authority to manage and control the activities of South

Seas and is liable for all the debts of South Seas (to the extent not paid by South Seas), except with respect to the Notes and any other indebtedness incurred by South Seas which is nonrecourse to the General Partner.

     South Seas does not directly employ any of the persons responsible for managing its resort and hotel operations. Rather, the officers of S.S. Resort Management, L.C., the general partner of the Management Company manage South Seas' operations.

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

Item 11 - Executive Compensation

     The executive officers of S.S. Resort Management, L.C., manage and operate South Seas' business. The following table sets forth compensation for 1997 of the executive officers of S.S. Resort Management, L.C.
earning more than $100,000.

Summary Compensation Table

                                                            Annual  Compensation
                                                                                               Other
Name and                                             Bonus(1)             Bonus(l)             Annual
Principal Position                Salary            Incentive          Profit Sharing      Compensation(2)
Robert M. Taylor
     Chairman/CEO                $235,004             $ 94,000             $ 32,000             $ 16,200

Timothy R. Bogott
     President                   $170,003             $ 72,000             $ 29,200             $ 14,600

Richard E. Krichbaum
     Vice President              $125,002             $ 43,600             $ 11,400             $  1,600

G. Scott Siler
     Vice President              $121,002             $ 35,500             $  6,200             $  2,691

Salvatore S. Dickinson
     Vice President              $104,501             $ 30,500             $  8,500             $  1,863

Ralph G. Suda
     Vice President              $104,501             $ 31,200             $  9,800             $  1,021

Leonard P. Myers
     Vice President              $ 82,251             $ 23,655             $  5,345             $  1,871

Brian P. Garavuso
     Vice President              $ 78,501             $ 31,000             $  8,100             $  1,826

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

(2) Amounts reported as other annual compensation represent matching contributions made by the Management Company under its Section 401 (k) Plan. The 401 (k) Plan allows participants to defer up to the statutory maximum of their annual salary on a pre-tax basis. Up to 4% of an employee's salary deferred by such employee will be matched by a Management Company contribution equal to 50% of the amount deferred. Contributions made by the Management Company vest immediately. The amounts reported as other annual compensation for Mr. Taylor and Mr. Bogott include Advisory Board fees of $13,000 each, paid by South Seas.

Item 12 - Ownership of Interests in South Seas, The General Partner and the Management Company

     The following table sets forth certain information with respect to each beneficial owner of more than 5% of South Seas' voting securities.

                                       Amount and Nature                 Percentage
Name of Beneficial Owner           of Beneficial Ownership                of Class
T&T Resorts, L.C. (1)           45,158 General Partnership Units             100%
The Mariner Group, Inc.        600,685 Limited Partnership Units           13.44%
Robert M. Taylor (2)           522,861 Limited Partnership Units           11.70%
Robert F. Anderson             452,273 Limited Partnership Units           10.12%
Allen G. Ten Broek             426,785 Limited Partnership Units            9.55%


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

                                       Amount and Nature                Percentage
Name of Beneficial Owner           of Beneficial Ownership               of Class
Robert M. Taylor (1)            23,031 General Partnership Units           51.00%
Robert M. Taylor (2)           522,861 Limited Partnership Units           11.70%
Timothy R. Bogott (3)          150,000 Limited Partnership Units            3.36%
G. Scott Siler                  47,487 Limited Partnership Units            1.06%
Richard E. Krichbaum            33,060 Limited Partnership Units            0.74%
Leonard P. Myers                14,000 Limited Partnership Units            0.31%
Brian P. Garavuso                8,000 Limited Partnership Units            0.18%
Salvatore S. Dickinson           7,000 Limited Partnership Units            0.16%
Ralph G. Suda                    7,000 Limited Partnership Units            0.16%

(1) Owned indirectly through Mr. Taylor?s 51% ownership interest in T&T Resorts, L.C., the General Partner of South Seas.

(2) Robert M. Taylor shares investment and voting power with his spouse with regard to 20,000 Units.

(3) Eighty-two Thousand Five Hundred (82,500) of Mr. Bogott?s Units are subject to a Redemption Agreement between Mr. Bogott and South Seas (the ?Redemption Agreement"). The Redemption Agreement reflects certain rights that Mr. Bogott was entitled to as an officer of Mariner Capital Management, Inc., that South Seas agreed to honor at the time Mr. Bogott joined the Management Company. Generally, the Redemption Agreement provides that if Mr. Bogott dies or his employment with S.S. Resort Management, L.C. is terminated by S.S. Resort Management, L.C., South Seas will repurchase, at Mr. Bogott?s request, 82,500 of Mr. Bogott?s Units at a price equal to the higher of $12 per Unit or such price as the advisory board of South Seas determines. If Mr. Bogott voluntarily terminates his employment with S.S. Resort Management, L.C., South Seas will repurchase, at Mr. Bogott?s request, 82,500 of Mr.
        Bogott?s Units at a price equal to $10 per Unit.

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

Compensation Committee Interlocks and Insider Participation

     Messrs. Taylor, Ten Broek and Bogott made compensation decisions with respect to the executive officers of the Management Company with respect to fiscal year 1997.

     The following discussion of certain relationships and transactions includes transactions involving, directly or indirectly, (i) the following executive officers of the General Partner: Robert M. Taylor - Chairman and Chief Executive Officer and Allen G. Ten Broek - Vice Chairman and President; (ii) the following executive officers of the general partner of the Management Company: Mr. Taylor
- Chairman and Chief Executive Officer, Michael B. Peceri - Vice Chairman, Timothy R. Bogott - President, Richard E. Krichbaum - Vice President of Finance and Administration and G. Scott Siler - Vice President of Development; and (iii) the following owners of more than 5% of the outstanding Units: Mr. Taylor, Mr. Ten Broek, The Mariner Group, Inc. and Robert F. Anderson.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With The Mariner Group, Inc.

     South Seas paid $4.9 million, $3.5 million and $3.6 million in 1995, 1996 and 1997, respectively, to The Mariner Group, Inc. in exchange for services performed by The Mariner Group, Inc. as an administrator for insurance coverage. South Seas expects this relationship to continue for the foreseeable future.

     South Seas paid $236,000, $261,000 and $260,000 in 1995, 1996 and 1997, respectively, to The Mariner Group, Inc. pursuant to a sublease of office space. The term of the sublease for such office space expires on May 28, 2000. Under the sublease, rent increases at a rate of 5% per year.

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

     The determination of the per Unit value referred to in the two immediately preceding paragraphs and the number of Units transferred in each transaction was based on values ascribed to the Properties owned by South Seas and the properties transferred to South Seas as described above. The gross values of these Properties were generally determined by capitalizing income, using trailing 12-month adjusted operating income available to service debt and various multiples selected by the parties ranging from 9 to 13, then deducting outstanding indebtedness and making other adjustments as necessary. Mr. Taylor, Mr. Bogott and Mr. Krichbaum coordinated the valuation process.

     In January 1997, South Seas exercised an option to purchase the Seaside Inn from its owner, Florida Income Fund, L.P., for $6.5 million. The exercise price of the option was determined by negotiation between South Seas and Florida Income Fund, L.P. The parties to these negotiations valued the Seaside Inn by capitalizing income, using the Seaside Inn's prospective 12-month adjusted operating income available to service debt and a multiple selected by the parties, then deducting outstanding indebtedness and making other adjustments. An appraisal of the Seaside Inn conducted subsequent to the execution of the option agreement indicated that the fair market value of the Seaside Inn was $5,700,000, excluding the value of the management contract. This appraisal made certain valuation assumptions including a reserve for a lower number of rental units. Management believes the purchase price for the Seaside Inn is representative of the fair market value for the property at the time of purchase. Prior to January 1997, the Management Company managed this Property pursuant to the terms of a management agreement between the Management Company and Florida Income Fund, L.P. Under such management agreement, the Management Company received 6% of the gross revenues generated by this Property, plus reimbursement of all costs incurred in connection with the operation of this Property. This management agreement expires on December 31, 1999. Mariner Capital Management, Ltd., (Mariner Capital Management, Ltd., has an arrangement with Mariner Capital Management, Inc., whereby Mariner Capital Management, Ltd., earns 100% of the net income of Mariner Capital Management, Inc.) and MCD Real Estate, Inc., an Affiliate of McDonald & Company Securities, Inc., are the general partners of Florida Income Fund, L.P. The Mariner Group, Inc. owns a 60% interest and Mr. Bogott owns a 25% interest in Mariner Capital Management, Ltd. Although South Seas and Florida Income Fund, L.P. believe the exercise price for the option to be fair, given the relationships of the parties involved, the exercise price of the option cannot be considered to have been negotiated fully at arm's length.

     The Management Company currently manages the Best Western Pink Shell Beach Resort pursuant to the terms of a management agreement between the Management Company and Florida Income Fund III, L.P. Under such Management Agreement, the Management Company receives 6% of the gross revenues generated by this Property, plus reimbursement of all costs incurred in connection with the operation of this Property. This management agreement expires on the sale of this property, which is anticipated to occur in May 1998. South Seas has agreed to lease the property from the buyer, a public REIT, under a separate transaction. Mariner Capital Management, Inc. and MCD Real Estate, Inc. are also the general partners of Florida Income Fund III, L.P. (See audited financial statements - Subsequent Events footnote).

     The following individuals directly or indirectly owned the following interests in The Mariner Group, Inc. as of the dates set forth below:

                   Jan 1, 1995        Jan 1, 1996    Jan 1, 1997
Robert M. Taylor(l)   16.73%             16.53%         16.51%
Robert F. Anderson(2) 12.61%             15.18%         15.17%
Allen G. Ten Broek    11.09%             11.54%         11.53%
Timothy R. Bogott(3)   0.82%              1.24%          1.24%
Richard E. Krichbaum   0.33%               .32%           .32%
G. Scott Siler         0.81%               .79%           .79%
Michael B. Peceri      1.01%              1.03%          1.03%

(1) Includes shares held by partnerships for the benefit of Mr. Taylor's family or in his spouse's name.

(2) Includes shares held by Mr. Anderson as trustee with respect to trusts established for the benefit of Mr. Anderson's family.

(3)  Includes shares held in an IRA account.

Other Transactions

              In 1997, a $500,000 option payment on land purchase was paid to an affiliate.

              Mr. Taylor and Mr. Ten Broek (or the limited liability company, San-Cap, L.C.) received in the aggregate $78,000, $81,000 and $66,000 for the years 1995, 1996 and 1997, respectively, from South Seas Resort Limited Partnership, a 99%-owned Subsidiary of South Seas, as fees for services performed in their capacities as general partners of such limited partnership. Mr. Taylor and Mr. Ten Broek each received 50% of such fees, which were calculated by multiplying gross revenues of the partnership by 0.15% pursuant to the terms of its partnership agreement. Effective October 1997, South Seas issued a total of 40,000 partnership units to Messrs. Taylor and Ten Broek in exchange for termination of this fee.

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

               Effective January 1, 1995, South Seas issued (i) 421,049 Units to Jolly Roger Resort, Ltd., a Florida limited partnership, in exchange for the Best Western-Sanibel and (ii) 252,835 Units to Song of the Sea Company, Ltd., a Florida limited partnership, in exchange for the Song of the Sea Inn. For purposes of these transactions, an aggregate value of $5,343,111.81 ($12.69 per Unit) was ascribed to the Units received by Jolly Roger Resort, Ltd. and an aggregate value of $3,208,476.15 ($12.69 per Unit) was ascribed to the Units received by Song of the Sea Company, Ltd. See Note 1 to the Consolidated Financial Statements for a discussion of the accounting treatment of these transactions. Mariner Capital Partnerships, Inc. was the general partner of each of Jolly Roger Resort, Ltd. and Song of the Sea Company, Ltd. and its combined ownership and carried interest equaled 14.5% and 11.4% of Jolly Roger Resort, Ltd. and Song of the Sea, Ltd., respectively. The Mariner Group, Inc. owned a 60% interest and Mr. Bogott owned a 25% interest in Mariner Capital Partnerships, Inc. as of January 1, 1995. The following individuals owned the following interests, directly and indirectly, in Song of the Sea Company, Ltd. as of January 1, 1995:

       Mr. Taylor......................................................2.2500%
       Mr. Bogott......................................................4.4545%
       Mr. Peceri......................................................4.4545%
       Mr. Krichbaum (and family)......................................0.5728%

              The determination of the per Unit value referred to in the preceding paragraph and the number of Units transferred in each transaction was based on values ascribed to the properties owned by South Seas and the properties transferred to South Seas as described above. The gross values of these properties were generally determined by capitalizing income, using trailing 12-month adjusted operating income available to service debt and various multiples selected by the parties ranging from 9 to 13, then deducting outstanding indebtedness and making other adjustments as necessary. Mr. Taylor, Mr. Bogott and Mr. Krichbaum coordinated the valuation process.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                   SIGNATURES
                                DECEMBER 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









/s/ Robert M. Taylor                                 /s/ Richard E. Krichbaum
ROBERT M. TAYLOR                                     RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.                        VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                                   S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES                                GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP                          SOUTH SEAS RESORTS
(SIGNATURE)                                          COMPANY, L.P.
MARCH 31, 1998                                       (SIGNATURE)
                                                     MARCH 31,1998




/s/ Timothy R. Bogott                                /s/ Virginia S. Brooks
TIMOTHY R. BOGOTT                                    VIRGINIA S. BROOKS
PRESIDENT                                            CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.                         S.S. RESORT MANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS                        L.C.
RESORTS COMPANY, L.P.                                GENERAL PARTNER OF SOUTH
(SIGNATURE)                                          SEAS RESORTS COMPANY, L.P.
MARCH 31, 1998                                       (SIGNATURE)
                                                     MARCH 31, 1998

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP


                       CONSOLIDATED FINANCIAL STATEMENTS,
                 TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

                                      AS OF
                           DECEMBER 31, 1996 AND 1997
          AND FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                 C O N T E N T S


                                                                       Page

REPORT OF INDEPENDENT ACCOUNTANTS                                         1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                            2

   Consolidated statements of operations                                  3

   Consolidated statements of partners' capital deficiency                4

   Consolidated statements of cash flows                                  5 - 6

   Notes to consolidated financial statements                             7 - 18

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------






Advisory Board and Partners
South Seas Properties Company Limited Partnership
Fort Myers, Florida


We have audited the accompanying consolidated balance sheets of South Seas Properties Company Limited Partnership as of December 31, 1996 and 1997 and the related consolidated statements of operations, partners' capital deficiency, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Seas Properties Company Limited Partnership as of December 31, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.







COOPERS & LYBRAND, L.L.P.


Miami, Florida
February 21, 1998

                         SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                      CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS)

                                                                                                       December 31
                                                                                           -----------------------------------
      ASSETS                                                                                   1996                 1997
                                                                                              -----                 ----

CURRENT ASSETS
      Cash and cash equivalents                                                           $   6,459             $   2,933
      Restricted cash                                                                           201                   144
      Accounts receivable, trade                                                              6,743                 5,814
      Receivables from affiliates                                                               543                    27
      Inventories                                                                             1,677                 1,714
      Prepaid expenses and other                                                              1,637                 2,255
                                                                                          ---------             ---------
             Total current assets                                                            17,260                12,887

PROPERTY, PLANT AND EQUIPMENT, net                                                           79,904                87,684

LOAN COSTS, net                                                                               5,660                 4,386

GOODWILL, net                                                                                 6,440                 6,942

OTHER ASSETS                                                                                  1,778                 3,484
                                                                                          ---------             ---------

             Total assets                                                                 $ 111,042             $ 115,383
                                                                                          =========             =========


      LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

CURRENT LIABILITIES
      Current maturities of notes and mortgages payable                                   $   2,015             $   1,500
      Accounts payable                                                                        4,410                 4,986
      Accrued expenses                                                                        2,197                 1,767
      Accrued payroll and related                                                             2,743                 3,772
      Customer deposits                                                                       4,976                 5,297
      Deferred revenue                                                                        1,585                 1,949
                                                                                          ---------             ---------
             Total current liabilities                                                       17,926                19,271

NOTES AND MORTGAGES PAYABLE, less current maturities                                         65,988                70,163

BONDS PAYABLE, less current maturities                                                       43,500                43,500

OTHER LONG-TERM OBLIGATION                                                                    1,305                 1,305

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP UNITS SUBJECT TO REDEMPTION                                                         825                   825

MINORITY INTERESTS                                                                               27                    30

PARTNERS' CAPITAL DEFICIENCY                                                                (18,529)              (19,711)
                                                                                          ---------             ---------

             Total liabilities and partners' capital deficiency                           $ 111,042             $ 115,383
                                                                                          =========             =========


The accompanying notes are an integral part of these financial statements

                              SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                                Year Ended December 31
                                                                               ----------------------------------------------------

                                                                                         1995               1996              1997
                                                                                         ----               ----              ----
REVENUES
      Rooms                                                                           $  58,259         $  64,427         $  70,768
      Food and beverage                                                                  17,756            18,701            20,496
      Retail                                                                              5,811             6,108             6,263
      Golf                                                                                2,331             3,276             3,760
      Spa and fitness                                                                     1,230             2,448             2,640
      Other                                                                              13,696            15,365            15,506
                                                                                      ---------         ---------         ---------
             Total  revenues                                                             99,083           110,325           119,433
                                                                                      ---------         ---------         ---------

EXPENSES
      Rooms                                                                              13,106            15,033            16,755
      Food and beverage                                                                  13,413            14,756            15,913
      Retail                                                                              4,215             4,333             4,561
      Golf                                                                                  902               874               940
      Spa and fitness                                                                       731             1,408             1,590
      Other                                                                               6,043             6,438             6,319
      Condominium lease and rental expenses                                              16,823            18,296            18,212
      Sales and marketing                                                                 6,107             7,773             7,599
      Maintenance and grounds                                                             4,660             5,711             6,091
      General and administrative - resort properties                                     16,884            17,132            18,180
      General and administrative - corporate overhead                                     3,073             2,855             3,939
      Termination of  fee paid to subsidiary's general partner                             --                --                 480
      Depreciation and amortization                                                       5,703             7,326             9,105
                                                                                      ---------         ---------         ---------

             Total operating expenses                                                    91,660           101,935           109,684
                                                                                      ---------         ---------         ---------

Income before non-operating items and extraordinary item                                  7,423             8,390             9,749

      Interest expense                                                                   (9,391)          (10,536)          (10,181)
      Net gain/(loss) on disposal/sale of fixed assets                                     (266)                4              --
      Acquisition costs and other                                                          (340)             (185)             (197)
      Minority interests                                                                    (13)              (10)              (19)
                                                                                      ---------         ---------         ---------
Loss before extraordinary item                                                           (2,587)           (2,337)             (648)
      Extraordinary expense (write-off of loan costs)                                      --              (2,046)             --
                                                                                      ---------         ---------         ---------

             Net loss                                                                 $  (2,587)        $  (4,383)        $    (648)
                                                                                      =========         =========         =========

Net loss per unit before extraordinary expense                                        $    (.60)        $    (.53)        $    (.15)
                                                                                      =========         =========         =========
Net loss per unit for extraordinary expense                                           $    --           $    (.47)        $    --
                                                                                      =========         =========         =========
Net loss per unit, basic and diluted                                                  $    (.60)        $   (1.00)        $    (.15)
                                                                                      =========         =========         =========

Weighted average units outstanding                                                        4,279             4,370             4,461
                                                                                      =========         =========         =========

The accompanying notes are an integral part of these financial statements



                                      SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL DEFICIENCY
                                            (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                               Outstanding Units
                                                       --------------------------------
                                                        General     Limited               General      Limited
                                                       Partners    Partners       Total   Partners     Partners      Total
                                                       --------    --------       -----   --------     --------      -----

Balance, December 31, 1994                                  851       3,368       4,219   $    (39)   $ (9,483)   $ (9,522)


Net loss for the year ended
  December 31, 1995                                          --          --          --       (511)     (2,076)     (2,587)

Units issued to purchase resort property                     --          71          71         --         906         906

Units issued for conversion of debt to equity                --          18          18         --         225         225

Partnership units subject to redemption                      --          --          --         --        (825)       (825)

Distributions ($.40 per unit)                                --          --          --       (341)     (1,383)     (1,724)
                                                       --------    --------    --------   --------    --------    --------


Balance, December 31, 1995                                  851       3,457       4,308       (891)    (12,636)    (13,527)


Net loss for the year ended
  December 31, 1996                                          --          --          --        (44)     (4,339)     (4,383)

Distributions ($.28 per unit)                                --          --          --        (12)     (1,217)     (1,229)

Management equity units issued                               --         118         118         --       1,180       1,180

Notes receivable on management equity units                  --          --          --         --        (570)       (570)

Units exchanged into limited partner units                 (807)        807          --         --          --          --
                                                       --------    --------    --------   --------    --------    --------

Balance, December 31, 1996                                   44       4,382       4,426       (947)    (17,582)    (18,529)


Net loss for the year ended
  December 31, 1997                                          --          --          --         (6)       (642)       (648)

Distributions ($.30 per unit)                                --          --          --        (13)     (1,325)     (1,338)

Management equity units issued                               --          50          50         --         597         597

Units issued in exchange for termination
     of fee paid to subsidiary's general partner             --          40          40         --         480         480

Notes receivable on management equity units                  --          --          --         --        (273)       (273)

Units  exchanged into general partner units                   1          (1)         --         --          --          --
                                                       --------    --------    --------   --------    --------    --------

Balance, December 31, 1997                                   45       4,471       4,516   $   (966)   $(18,745)   $(19,711)
                                                       ========    ========    ========   ========    ========    ========




The accompanying notes are an integral part of these financial statements


                             SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               PAGE 1 OF 2
                                             (IN THOUSANDS)

                                                                                           Year Ended December 31
                                                                          -----------------------------------------------------
                                                                                1995              1996               1997
                                                                                ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Cash received from customers and others                               $ 102,747         $ 109,233         $ 121,214
      Cash paid to suppliers, employees and affiliates                        (86,985)          (94,952)         (100,132)
      Interest paid                                                            (9,191)          (12,527)          (10,189)
      Interest received                                                           520               656               208
                                                                            ---------         ---------         ---------
             Net cash provided by operating activities                          7,091             2,410            11,101
                                                                            ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (8,389)           (8,969)           (8,779)
      Net cash acquired (used) in resorts property purchases                      353              --              (3,411)
      Proceeds from sale of assets                                                202                 2              --
      Loans to affiliates, net of repayments                                      433              (543)              190
      Change in restricted cash                                                (4,896)            5,617                57
      Acquistion costs and deposits                                              (572)             (185)             (967)
      Option payments                                                            --                --                (911)
                                                                            ---------         ---------         ---------
             Net cash used in investing activities                            (12,869)           (4,078)          (13,821)
                                                                            ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                                             28,589            70,480                79
      Deferred loan costs                                                      (1,173)           (6,438)             (260)
      Principal payments, long-term debt                                      (13,404)          (38,645)           (1,803)
      Principal payments, under capital lease obligations                        (422)             (613)             (267)
      Principal payments, bonds payable                                        (1,890)          (12,998)             --
      Payments under line of credit                                              --             (11,885)          (11,007)
      Draws under line of credit                                                 --               1,500            13,673
      Proceeds from sale of equity units under option plan                       --                 610               324
      Distributions to partners                                                (1,724)           (1,229)           (1,338)
      Distributions to minority interest, net of contributions                    (10)                5               (16)
      Other                                                                      (113)             --                (191)
                                                                            ---------         ---------         ---------

             Net cash provided by/(used in) financing  activities               9,853               787              (806)
                                                                            ---------         ---------         ---------

Net increase/(decrease) in cash                                                 4,075              (881)           (3,526)

Cash and cash equivalents, beginning of year                                    3,265             7,340             6,459
                                                                            ---------         ---------         ---------

Cash and cash equivalents, end of year                                      $   7,340         $   6,459         $   2,933
                                                                            =========         =========         =========


The accompanying notes are an integral part of these financial statements


                             SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               PAGE 2 OF 2
                                             (IN THOUSANDS)

                                                                                         Year Ended December 31
                                                                          -----------------------------------------------------
                                                                              1995            1996            1997
                                                                             -----           -----            ----
RECONCILIATION OF NET LOSS TO NET CASH
    CASH PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                             $ (2,587)       $ (4,383)       $   (648)
                                                                           --------        --------        --------
      Adjustments to reconcile net loss to net cash
        provided by operating activities
             Depreciation/amortization expense                                5,703           7,326           9,105
             (Gain)/loss on disposal/sale of fixed assets                       266              (4)             --
             Minority interest                                                   13              10              19
             Acquisition costs and other                                        340             185             197
             Extraordinary item - write-off of loan costs                        --           2,046              --
             Termination of fee paid to subsidiary's general partner             --              --             480
      Changes in assets and liabilities (net of acquisitions) (Increase)
        decrease in:
             Accounts receivable, net                                           (93)           (482)            946
             Inventories                                                       (150)            170             (37)
             Prepaid expenses and other assets                                 (412)            222            (409)
      Increase (decrease) in:
             Accounts payable                                                  (855)          1,264             299
             Accrued expenses                                                 2,651          (4,724)            561
             Customer deposits                                                1,325             268             224
             Deferred revenues                                                  890             512             364
                                                                           --------        --------        --------

                Total adjustments                                             9,678           6,793          11,749
                                                                           --------        --------        --------

Net cash provided by operating activities                                  $  7,091        $  2,410        $ 11,101
                                                                           ========        ========        ========

Supplemental schedule of noncash investing and financing activities:

      Capital lease obligations of $491 were incurred during 1995 when South
      Seas entered into leases for the upgrade of equipment.

      In 1995, South Seas acquired the Sanibel Inn in exchange for 71,374 partnership units. As part of the exchange, South Seas acquired $13.4 million in assets and assumed $12.3 million in liabilities.

      In 1995, South Seas issued 17,730 partnership units for the satisfaction of $225 of accrued interest payable.

      In 1997, South Seas issued 40,000 partnership units in exchange for the termination of fee paid to subsidiary's general partner's charged at South Seas Resort, L.P. (South Seas Plantation, a consolidated partnership).

      In 1997, depreciable land improvements (due to a beach renourishment program completed by Lee County), of approximately $480 were recorded, as well as, the related note payable.


The accompanying notes are an integral part of these financial statements


                              SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (IN THOUSANDS, EXCEPT PER UNIT DATA)

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                NATURE OF BUSINESS

                  South Seas Properties Company Limited Partnership (South Seas) is a beachfront and destination resort owner/operator in Florida. South Seas owns seven resort properties and a golf and tennis club all located on Florida's southwest coast. The properties range from the 552-room (including leased condominiums) South Seas Plantation on Captiva Island to the 30-unit Song of the Sea bed-and-breakfast inn on Sanibel Island. The resorts contain numerous facilities and amenities, including leased condominium units, hotel rooms, restaurants, conference centers, retail outlets and recreation facilities. In addition, South Seas' management company subsidiary, South Seas Resorts Company, L.P. manages one other hospitality property located on Ft. Myers Beach and operates a resort and spa located in the Tampa/Clearwater area on Florida's west coast.

                RISK FACTORS

                  The business of South Seas is substantially dependent on tourism and leisure and business travel, which is dependent on general economic conditions in the U.S. and Europe. South Seas leases and rents condominiums units at three resort properties. A decline in the number of property owners that participate in the guaranteed lease and rental programs may have a material adverse affect on South Seas? results of operations and financial condition.

                SIGNIFICANT ACCOUNTING POLICIES


                  BASIS OF PRESENTATION

                  The accompanying consolidated financial statements include the accounts of South Seas and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

                  On January 1, 19974, South Seas acquired four operating businesses from The Mariner Group, Inc. (Mariner) in exchange for 591,758 partnership units. The acquired businesses included a resort, golf course, reservation system and related real estate sales and management contracts and personnel. In 1995, South Seas acquired two additional operating resort properties (Song of the Sea Inn and Best Western-Sanibel Island Beach Resort) in exchange for 673,884 partnership units. The resorts were organized and managed by a Mariner subsidiary that also served as general partner.

                  Because there was a high degree of common ownership and control, the acquisitions discussed above have been accounted for as reorganizations, in a manner similar to a pooling of interests. Accordingly, the accounts of the acquired businesses and partnership units issued have been included in the accompanying financial statements for all periods presented, at historical cost.

                CASH EQUIVALENTS

                  Cash equivalents consist of overnight repurchase agreements with an initial term of less than three months. For purposes of the statement of cash flows, South Seas considers all highly liquid debt instruments with original maturity of three months or less to be cash equivalents. There were no amounts invested in such agreements at December 31, 1996 or 1997.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES CONTINUED

                RESTRICTED CASH

                  Deposits from purchasers of condominiums and interval ownership condominium units are deposited in escrow accounts until closing. At December 31, 1995, approximately $5.6 million of restricted cash was reserved to retire bonds payable in January 1996.

                INVENTORIES

                  Inventories are stated at the lower of cost (first-in, first-out basis) or market.

                PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment is stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, has been computed principally on the straight-line basis over the estimated useful lives as follows:

                     Buildings and leasehold improvements                   Shorter of 39 years or remaining
                                                                            lease term
                     Furniture, fixtures and equipment                      5 years
                     Heavy equipment                                        5-7 years
                     Expendable supplies                                    3 years

                  Expendable supplies include linens, china, silverware and glassware. They are depreciated to 100% of the cost of initial stock. Replacements are expensed when purchased.

                  When depreciable assets are retired or sold, the cost and related allowance for depreciation are removed from the accounts, and the resulting gain or loss is included in net income or loss. South Seas assesses the carrying value of its fixed assets in order to determine whether an impairment has occurred, taking into account both historical and forecasted cash flows.

                  Maintenance and repairs, including the cost of minor replacements, are charged to property maintenance expense accounts. The cost of additions and betterments of property are capitalized to property and equipment accounts.

                LOAN COSTS

                  South Seas enters into interest rate protection agreements to manage well-defined interest rate risk and does not use them for trading or speculative purposes. Loan costs, including premiums paid for purchased interest rate protection and interest rate swap agreements, incurred in connection with financing agreements, have been deferred and are being amortized over the term of the loans. Accumulated amortization of loan costs was $514 and $2,128 at December 31, 1996 and 1997, respectively. Counter-parties to the interest rate swap agreements are major financial institutions. Credit loss from counter-party non-performance is not anticipated.

                  South Seas periodically reviews the net carrying cost of such instruments and adjusts any material variances through accumulated amortization and amortization expense. Similarly, if a derivative were to mature, be sold, be extinguished or is terminated, the asset, at its net carrying value, is removed from the accounts and the resulting gain or loss is included in net income or loss.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)



NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES CONTINUED

                GOODWILL

                  Goodwill represents the excess of the purchase price over net assets of businesses acquired and is being amortized on a straight-line basis over 20-25 years. On a continual basis, South Seas assesses the carrying value of goodwill in order to determine whether an impairment has occurred, taking into account both historical and forecasted cash flows. Accumulated amortization of goodwill was $2,692 and $3,102 at December 31, 1996 and 1997, respectively.

                REVENUES

                  Revenues from operations are recognized when services are provided to guests. Deferred revenues represent prepaid golf or spa memberships and gift certificates sold.

                INCOME TAXES

                  South Seas income or loss is passed through to the partners for inclusion in their respective tax returns; therefore, there is no provision for income taxes in the accompanying financial statements.

                ADVERTISING COSTS

                  South Seas expenses the production costs of advertising the first time the advertising takes place.

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

                EARNINGS/(LOSS) PER UNIT

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS 128), EARNINGS PER SHARE (EPS). SFAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for fiscal periods ending after December 15, 1997. The required disclosures of this pronouncement have been included in the accompanying notes.

                  Basic net loss per unit is computed by dividing net loss by the weighted average number of partnership units outstanding during the period. Accordingly, units outstanding for per unit purposes is lower than actual units issued and outstanding at year end. Loss per unit assuming dilution is computed by dividing net loss by the weighted average number of units outstanding, increased by assumed conversion of other potentially dilutive securities during the period.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES CONTINUED

                ALLOCATION OF NET INCOME/(LOSS)

                  Income/(loss) is allocated to the general partner and limited partners based on partnership units owned compared to total outstanding units. As of December 31, 1996 South Seas had outstanding 4,426,568 units of which the general partners owned 44,273 general partner units. As of December 31, 1997, South Seas had outstanding 4,515,818 units of which the general partner owned 45,158 general partner units.

                NEW ACCOUNTING PRONOUNCEMENTS

                  SFAS 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. South Seas does not expect this standard to have a significant impact on its reporting practices.

                  SFAS 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to unitholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. South Seas has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

                RECLASSIFICATIONS

                  Certain amounts in the financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the results of operations previously reported.

NOTE 2.         ACQUISITIONS/LEASE OF RESORT PROPERTY

                  On September 23, 1994, South Seas purchased the Radisson Suite Beach Resort (Marco Radisson) for $23.5 million. The purchase price was funded through a first mortgage in the amount of $18.5 million, a contractual payment obligation in the amount of $3.1 million, which was discounted at 14.8% to a value of approximately $1.5 million (approximately $1.4 million as of December 31, 1997), and the balance in cash. Terms of the discounted obligation require total annual payments (paid in equal quarterly installments) of $309 in 1998, $344 in 1999, $421 in 2001, $462 in 2002, and three quarterly payments of $126 each in 2003.

                  Also, an additional payment could be due to the seller of the property, under certain conditions. This additional payment is payable upon the following events: i) the sale of the property in which the minimum amount due the seller is $1.5 million or in the alternative ii) prior to any sale, the seller may exercise an option to be paid on 15% of the increased net value of the property which is computed using a multiple of adjusted net operating income (as defined in the agreement) less the cost basis of the property. Upon exercise of the option, which can occur annually, South Seas is obligated to pay the seller the computed amount over a five-year period with interest at 8%. If exercised, this amount would be treated as additional purchase price. As of December 31, 1997 no amounts were due.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


NOTE 2.         ACQUISITIONS/LEASE OF RESORT PROPERTY CONTINUED

                  On June 1, 1995, South Seas purchased the Sanibel Inn, a 96-room hotel, for $13.4 million. In connection with the acquisition, South Seas assumed liabilities of $12.3 million and issued 71,374 units valued at $906. Pursuant to an agreement between the parties, the former owners may receive up to a maximum of $700 of additional consideration based on a review of net operating income of the acquired resort at December 31, 1998. The purchase price related to the acquisition discussed above was allocated primarily to property, plant and equipment. The contingent consideration, if required to be paid, would be treated as additional purchase price.

                  In June, 1995, South Seas entered into a four year lease agreement, (amended in January 1997) with an option to extend the lease term up to an additional six years and an option to purchase the Safety Harbor Resort and Spa in Safety Harbor, Florida. The amended lease requires annual payments of $1.2 million (allocated between rental payments and deposit toward purchase price) and minimum capital improvements of $3.0 million during the term of the lease. The option is exercisable no later than May 31, 2000. The exercise price of the option is $11.4 million (less approximately $3.0 million in scheduled option payments payable over the term of the lease) with an additional earn-out arrangement, payable over a number of years based on the financial results of the property, of $8.0 million.

                  On January 6, 1997, South Seas purchased from an affiliated limited partnership, real and personal property used in the operation of the Seaside Inn on Sanibel Island, Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million.

                  All the acquisitions noted above have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired properties and the leased property are included in South Seas results of operations from the respective dates of acquisition or lease.

                  The aggregate consideration for South Seas' acquisitions has been allocated to the assets and liabilities acquired based upon their respective fair values. The components of the purchase price allocation, including fees and expenses are as follows:

                                                                                          1995           1997
                                                                                          ----           ----
                    Fair value of net assets acquired, excluding
                       cash acquired                                                   $ 13,067       $  5,184

                      Goodwill                                                             --              911

                     Partnership units issued for the satisfaction
                       of accrued interest payable                                         (225)          --

                     Partnership units issued(906)                                         --

                     Notes payable and other liabilities assumed                        (12,289)        (2,684)
                                                                                       --------       --------

                     Cash used (acquired) in acquisition of properties                 $   (353)      $  3,411
                                                                                       ========       ========


                The following presents unaudited proforma condensed results of operations for the year ended December 31, 1996 as if South Seas had acquired Seaside Inn on January 1, 1996. The proforma adjustments include elimination of amortization expense related to loan costs and restatement of depreciation and interest expense for a combined improvement in net income of $82. The proforma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of South Seas or the results of South Seas had the acquisition occurred January 1, 1996.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


NOTE 2.         ACQUISITIONS/LEASE OF RESORT PROPERTY CONTINUED

                                                                               Proforma
                                                                               Results
                                                                               -------

                              Net revenues                                     $111,752

                              Net loss                                       $   (4,210)
                                                                             ==========

                              Net loss per unit - basic and
                                diluted                                      $    (0.96)
                                                                             ==========

NOTE 3.         INVENTORIES

                Inventories consisted of the following at December 31:

                                                                                      1996                 1997
                                                                                      ----                 ----
                     Food and beverage                                              $  451               $  498
                     Retail outlets                                                    912                  864
                     Other supplies                                                    314                  352
                                                                                    ------               ------
                                                                                    $1,677               $1,714
                                                                                    ======               ======

NOTE 4.         PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consisted of the following
                 at December 31:
                                                                                      1996              1997
                                                                                      ----              ----
                Resort, restaurants and recreational
                  facilities, including property held under
                   capital leases of $1,454 and $1,119
                        at December 31, 1996 and 1997, respectively                 $ 119,602        $ 134,400
                     Less:
                       Accumulated depreciation and amortization                      (39,698)         (46,716)
                                                                                    ---------        ---------
                                                                                    $  79,904        $  87,684
                                                                                    =========        =========

                Included in property, plant and equipment is land with a carrying value of $17.6 million and $19.0 at December 31, 1996 and 1997.

                Depreciation and capital lease amortization was $4,520, $5,756 and $7,053 for the years ended December 31, 1995, 1996 and 1997, respectively.

                During 1995, South Seas capitalized interest of approximately $97 during the period that it's golf and tennis club was closed for renovation. During 1996, South Seas capitalized interest of approximately $44 during the period that it remodeled and refurbished a major dining facility and retail center.


NOTE 5.         OTHER ASSETS

                 Other assets consisted of the following at December 31:

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)



NOTE 5.         OTHER ASSETS CONTINUED

                                                                                               1996        1997
                                                                                               ----        ----

                     Option payments on leased property                                       $   --     $  911

                     Deposits or costs incurred on possible future acquisitions                  436        820

                     Costs incurred with investment banker                                        81        425

                     Investment in unconsolidated affiliates                                     380        550

                     Other                                                                       881        778
                                                                                              ------     ------
                                                                                              $1,778     $3,484
                                                                                              ======     ======

NOTE 6.         NOTES AND MORTGAGES PAYABLE

                Notes and Mortgages Payable consisted of the following
                 at December 31:                                                             1996        1997
                                                                                            -----        ----
                  Notes payable to financial institution

                        Mortgage note payable                                            $ 40,000     $ 38,250

                        Revolving credit notes                                             27,107       32,350

                     Note payable to Lee County for beach renourishment, annual principal payments of $72, plus accrued
                        interest at 6%, matures November 2003                                  --          434

                     Capital leases payable to financial
                       institutions, interest from
                       7.2% to 9.5% per annum, maturing
                       through 2001                                                           896          629
                                                                                         --------     --------
                                                                                           68,003       71,663

                     Less current maturities                                               (2,015)      (1,500)
                                                                                         --------     --------
                                                                                         $ 65,988     $ 70,163
                                                                                         ========     ========

                The mortgage note payable of $38,250 at December 31, 1997 bears interest at LIBOR plus 225 to 300 basis points (the spread is determined by loan covenants relating to South Seas financial performance each quarter: 8.69% at December 31, 1997). Interest is due monthly, quarterly principal payments (as amended in February 1998) are $550 in March and June of 1998, $50 in September and December of 1998, $675 per quarter in 1999, $813 per quarter in 2000, and $937 in 2001, with a balloon payment of approximately $29.2 million in September 2001. South Seas had two revolving credit notes at December 31, 1997, one under a $40 million revolver drawn to $28,850 at year end and another fully drawn at $3.5 million. The $28,850 note bears interest at LIBOR plus 225 to 300 basis points (same covenants on rate as mentioned above: 8.70% at December 31, 1997) interest due monthly and no principal payments required until maturity in September 2001. The $3.5 million revolver is also subject to the same interest rate calculation as noted above, interest was 8.53% at December 31, 1997. Interest is due monthly, with no principal payments required until maturity in September 2001. The notes and mortgages payable contain various covenants, the more restrictive relate to restrictions on additional borrowings, distributions to partners, and maintaining a minimum cash balance of $1.0 million. Unused commitment fees are 3/8 of 1% per annum on the unused portion of the revolving credit notes, to be billed quarterly in arrears calculated on the average balance during the preceding quarter. Substantially, all assets are pledged

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)





NOTE 6.         NOTES AND MORTGAGES PAYABLE  CONTINUED

                as collateral on the above debt at December 31, 1997. The weighted average interest rate on current maturities of notes and mortgages payable was 8.54% and 8.65% on December 31, 1996 and 1997, respectively.

                In December, 1996, South Seas obtained an irrevocable transferable letter of credit, in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the 10% subordinated bonds. No amounts had been drawn at December 31, 1996 or 1997.

                Notes and mortgages payable are scheduled to mature approximately as follows:

                              Year Ending
                               December 31
                               -----------
                                  1998                               $    1,500
                                  1999                                    3,123
                                  2000                                    3,357
                                  2001                                   63,538
                                  2002 and thereafter                       145
                                                                     ----------
                                                                     $   71,663
                                                                     ==========

NOTE 7.           BONDS PAYABLE

                  In March 1996, South Seas sold $43.5 million of 10% (interest paid monthly) subordinated bonds (the ("Bonds") which mature in 2003. The Bonds are redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. Subsequent to the occurrence of certain events, the holders of Bonds will be offered the opportunity to exchange the Bonds at an exchange rate of $12 per unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Bonds, holders will be offered the opportunity to exchange the Bonds at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

NOTE 8.           COMMITMENTS AND CONTINGENCIES

                  LEASE COMMITMENTS

                     South Seas is obligated under various operating leases for equipment, office space and use of a resort facility. Total lease commitments incurred under these leases was $1,473, $2,099 and $1,994 for the years ended December 31, 1995, 1996 and 1997, respectively.

                     The future minimum commitments under the equipment leases, office space and resort facility leases are as follows:

                                   Year
                                   1998                     $1,821
                                   1999                      1,516
                                   2000                        684
                                   2001                        335
                                   2002                        330
                                                            ------
                                                            $4,686
                                                            ======

                     South Seas has rental and lease obligations to certain owners of condominium units for the use of their units, under two separate programs.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


NOTE 8.           COMMITMENTS AND CONTINGENCIES CONTINUED

                     The revenue-sharing program provides for variable monthly income payments to owners based on the amount of income generated by the owners' units each month. These rental agreements are renewable on a yearly basis. Either party may terminate the contract, provided a six-month written notice is given to the other party.

                     The fixed lease program provides for fixed monthly payments to owners based on the type, size, and condition of the units. In addition, South Seas will pay additional rent to the owners if approximately 40% of the annual gross income generated by their units exceeds the amount of base lease payments in a lease year. These leases are renewable on a yearly basis. Either party may terminate the lease agreement on the second anniversary date of the lease, following receipt of written notice.

                     Total lease expense related to the fixed lease program for the years ended December 31, 1995, 1996 and 1997 was $8.3 million, $8.3 million and $7.0 million, respectively. Based on management's intentions to continue to renew these leases on a yearly basis, the estimated future minimum rental commitments under the fixed lease program will approximate $7.0 million in 1998.

                   OTHER

                     South Seas is contingently liable with respect to litigation incidental to the ordinary course of its operations. In the opinion of management, based on the advice of legal counsel, the ultimate disposition of lawsuits will not have a material adverse affect on South Seas financial position, results of operations, or cash flows.

                     South Seas is self-insured, subject to "maximum loss" limits for workers compensation, property and liability. The insurance program is maintained by an affiliate who administers a loss pool reserve into which South Seas pays based upon its experience. Management believes the amount paid and accrued is sufficient to cover future costs related to the program.

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

                     CONCENTRATION OF CREDIT RISK

                     South Seas places cash deposits at major banks. At December 31, 1996 and 1997 bank account balances exceeded Federal Deposit Insurance limits by approximately $6.5 million and $2.7 million, respectively. Management believes credit risk related to these deposits is minimal.

NOTE 9.            RELATED PARTY TRANSACTIONS

                   South Seas entered into the following transactions with affiliates:

                     - Included in general and administrative expenses for the years 1995, 1996 and 1997 are fees of $78, $81 and $66 respectively, for services performed by the general partners of a consolidated partnership.

                     - In 1995, 1996, and 1997, South Seas paid an affiliate, acting as an administrator , for insurance coverage of $4,860, $3,543 and $3,609, respectively.

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)




NOTE 9.            RELATED PARTY TRANSACTIONS CONTINUED

                     - Interest expense on notes payable to related parties, which were extinguished in 1996, was approximately at $349 and $92 for the years ended December 31, 1995 and 1996, respectively.

                     - Included in general and administrative expenses is rent expense of $236, $261 and $260 for the years ended December 31, 1995, 1996 and 1997, respectively, under an operating lease with an affiliated entity for office space.

                     - Included in other assets is a $500 deposit on land purchase at December 31, 1997.

NOTE 10.           DEFINED CONTRIBUTION PLAN

                   In 1994, South Seas established South Seas Resorts Company Retirement and Savings Plan (the ?Plan?), under Section 401(k) of the Internal Revenue Code for all eligible employees. The Plan allows employees to defer up to $9 of their income on a pre-tax basis through contributions. In accordance with the Plan, for every dollar the employee contributes (up to 4% of the employee's compensation), South Seas will contribute fifty cents plus an additional ten cents if length of service is between five years and ten years, or an additional twenty-five cents if length of service exceeds 10 years. South Seas may also elect to contribute a discretionary amount determined on an annual basis. South Seas made contributions to the applicable plan on behalf of the employees of $280, $314 and $363 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 11.           MANAGEMENT EQUITY INCENTIVE PLAN

                   In 1996, South Seas adopted a Management Equity Incentive Plan (the ?Incentive Plan?). Under the Incentive Plan, eligible employees were given the right to purchase a specific number of partnership units at $10 per unit and $12 per unit in 1996 and 1997, respectively, which approximated fair market value at the date of purchase. Terms provided for up to one-half of the total purchase price being financed by a full recourse promissory note receivable to South Seas. The terms of the promissory notes provide for interest payable annually at 7%, with total principal due at maturity (48 months). With each unit purchased, options were granted to purchase five additional units. Options vest over four years and may be exercised at $12.00 per unit and $14.50 per unit, for units issued in 1996 and 1997, respectively. Options expire April 1, 2006 for units purchased in 1996 and April 1, 2007 for units purchased in 1997. If South Seas were to achieve a public offering of these units at value in excess of $12 per unit, all options have an immediate right to be exercised without regard to the vesting schedule. A summary of South Seas Incentive Plan activity during 1996 and 1997 is presented below:

                                                                      Number
                                                                       of              Weighted Average
                                                                     Options      Exercise Price Per Unit
                                                                     -------      -----------------------
                                                                      (000)

                   Outstanding at January 1, 1996                       0
                   Granted                                            590               $12.00
                   Exercised                                            0
                   Forfeited                                            0
                                                                    -----

                   Outstanding at December 31,1996                    590               $12.00
                   Granted                                            249               $14.50
                   Exercised                                            0
                   Forfeited                                          (13)              $12.00
                                                                  -------

                   Options exercisable at December 31, 1997           826               $12.75
                                                                  =======               ======

                SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)



NOTE 11.           MANAGEMENT EQUITY INCENTIVE PLAN CONTINUED

                Under the terms of the Incentive Plan, 108,500 units remained available for issuance as of December 31,1997 at a price to be determined at the discretion of the Compensation Committee.

                For purposes of following disclosures required by SFAS 123, ?Accounting for Stock Based Compensation? the fair value of each option granted has been estimated on the date of grant using the minimum value method, with the following assumptions used for grants in 1996: annual distributions (with slight growth) consistent with South Seas current policy, which resulted in payments of $.28 in 1996 and $.30 in 1997, and are projected at $.40 in 1998; a risk free interest rate of 7%, and an expected life of 6-9.5 years. The minimum fair value of each option granted during 1996 and 1997 was $1.24 and $.07, respectively. Pro forma compensation cost for 1996 and 1997 awards under the Incentive Plan, recognized in accordance with SFAS 123, would increase the South Seas net loss from $4,383 ($1.00 per unit), to $4,447 ($1.02 per unit) in 1996; and in 1997, would increase the net loss from $648 ($.15 per unit) to a net loss of $1,054 ($.24 per unit). Since the pro forma compensation cost of the Incentive Plan is recognized over the four year vesting period, the foregoing pro forma increase in South Seas? net loss is not representative of anticipated amounts in future years.

NOTE 12.        EXTRAORDINARY EXPENSE

                During 1996, South Seas refinanced substantially all of its outstanding debt in a re-capitalization plan designed to consolidate and reduce interest costs. As a result, South Seas recorded an extraordinary item expense of $2.046 million in the write-off of unamortized loan costs and prepayment penalties.

NOTE 13.        TERMINATION OF  FEE PAID TO SUBSIDIARY'S GENERAL PARTNER

                In October 1997, South Seas issued 40,000 partnership units to San-Cap, Ltd. (the 1% general partner of South Seas Resort L.P. (SSRLP)) in exchange for the termination of the general partner fee previously charged at that property (.15% of gross revenues of SSRLP, a consolidated partnership).

NOTE 14.        EARNINGS (LOSS) PER UNIT

                Basic and diluted earnings/(loss) per unit for the years ended December 31 was calculated as set forth below (in thousands, except for per unit data):

                                                                             1995          1996          1997
                                                                             ----          ----          ----

                     Net loss                                             $ (2,587)      $(4,383)      $  (648)
                                                                          ========       =======       =======

                        Basic net loss per unit calculation:

                         Weighted average units outstanding                  4,279         4,370         4,461
                                                                           =======       =======       =======


                         Actual units                                        4,309         4,427         4,516
                                                                           =======       =======       =======


                         Basic net loss per unit                           $ (0.60)      $ (1.00)      $ (0.15)
                                                                           =======       =======       =======


NOTE 14.        EARNINGS PER UNIT CONTINUED


                                                                              1995         1996          1997
                                                                              ----         ----          ----
                      Diluted net loss per unit calculation:

                     Weighted average units outstanding                      4,279         4,370         4,461

                     Effect of dilutive units:

                      Unit options                                            --            --            --

                      10% convertible bonds                                   --            --            --
                                                                            ------        ------        ------


                     Diluted units                                           4,279         4,370         4,461
                                                                            ======        ======        ======


                     Diluted net loss per unit                              $(0.60)       $(1.00)       $(0.15)
                                                                            ======        ======        ======



                Potentially dilutive units which have not been included in the diluted per unit calculation include 3,107 and 4,123 in 1996 and 1997, respectively, from assumed conversion of convertible bonds because their effect would be anti-dilutive due to the net loss incurred by South Seas. Unit options issued under the Incentive plan were not assumed exercised in 1996 or 1997 due to their exercise price not exceeding market value. Accordingly, for the periods presented, diluted net loss per unit is the same as basic net loss per unit. Neither unit options nor convertible bonds were in existence in 1995. Accordingly, there was no impact in that year in the calculation of diluted net loss per unit.

NOTE 15.        SUBSEQUENT EVENTS

                In March 1998, South Seas entered into a ten-year lease agreement on the Best Western Pink Shell Resort on Ft. Myers Beach, contingent on the purchaser, a public REIT, closing on the purchase of the property. The lease requires annual minimum rental payments of $2.2 million, plus a percentage rent based on property revenues at various tiers. Terms of the agreement include South Seas (through its wholly owned subsidiary) purchasing $2.0 million of the existing furniture and fixtures (to be used in the operation of the resort) and maintaining a net worth of $2.0 million, $1.9 million of which is in the form of a guarantee from South Seas. Due to the timing of the transaction, the remaining 1998 rental payments have been set at $211 per month with no percentage rent from the date of closing, which is anticipated to occur in May 1998. Regular lease terms become effective January 1, 1999.

                On January 9, 1998, South Seas terminated its then only interest rate collar outstanding and entered into an interest rate swap agreement. Significant terms include:

                      Notional amount:                $30.2 million
                      Dates covered:                  June 98 - Sept 01
                      Fixed rate:                     5.86%