Form 10-Q
period 1998-03-31
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1998-05-15
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission File Number:

333-264

Exact name of Registrant as specified in its charter:

South Seas Properties Company Limited Partnership

State or other Jurisdiction of incorporation or organization:

Ohio

I.R.S. Employer Identification Number:

59-2541464

Address of Principal Executive Offices:

12800 University Drive, Suite 350
Fort Myers, FL 33907

Registrant?s Telephone Number, including Area Code:

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


	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	FORM 10-Q
	MARCH 31, 1998

	INDEX

PAGE NO.
COVER LETTER

PART I

  ITEM 1

FINANCIAL INFORMATION

Consolidated Balance Sheets at
 March 31, 1998 and
 December 31, 1997							1

Consolidated Statements of Operations
 for the Three Months Ended
 March 31, 1997 and 1998						2

Consolidated Statements of Cash Flows
 for the Three Months Ended
 March 31, 1997 and 1998						3-4

Notes to Consolidated Financial Statements			5-7

   ITEM 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations		8-12

PART II

OTHER INFORMATION							13


SIGNATURES										14

EXHIBITS:


EXHIBIT 27 - FINANCIAL DATA SCHEDULE

EXHIBIT 99.1 - CALCULATION OF WEIGHTED AVERAGE
 UNITS OUTSTANDING

EXHIBIT 10.1 SECOND AMENDMENT (CAPITAL IMPROVEMENTS) TO
 AMENDED AND RESTATED LOAN AGREEMENT

EXHIBIT 10.2 THIRD AMENDMENT (PLANTATION VIEW) TO AMENDED
AND
 RESTATED LOAN AGREEMENT

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	CONSOLIDATED BALANCE SHEETS
	(In Thousands)
	(unaudited)

                                              March 31,   December 31,
                                                1998        1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $ 2,013   $2,933
Restricted cash                                       83      144
Accounts receivable, trade                         9,433    5,814
Receivables from affiliates                            -       27
Inventories                                        1,648    1,714
Prepaid expenses and other                         1,941    2,255

Total current assets                              15,118   12,887

PROPERTY, PLANT AND EQUIPMENT, net                90,391   87,684

LOAN COSTS, net                                    4,260    4,386

GOODWILL, net                                      6,839    6,942

OTHER ASSETS                                       4,374    3,484

Total assets                                    $120,982 $115,383

LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
Current maturities of notes
 and mortgages payable                           $ 1,963   $1,500
Payables to affiliates                               290        -
Accounts payable                                   6,404    4,986
Accrued expenses                                   2,980    1,767
Accrued payroll and related                        2,346    3,772
Customer deposits                                  4,318    5,297
Deferred revenue                                   1,850    1,949

Total current liabilities                         20,151   19,271

NOTES AND MORTGAGES PAYABLE, less
 current maturities                               67,273   70,163

BONDS PAYABLE                                     43,500   43,500

OTHER LONG-TERM OBLIGATIONS                        1,305    1,305

COMMITMENTS AND CONTINGENCIES                          -        -

PARTNERSHIP UNITS SUBJECT TO REDEMPTION              825      825

MINORITY INTERESTS                                    59       30

PARTNERS' CAPITAL DEFICIENCY                     (12,131) (19,711)

Total liabilities and
 partners' capital
 deficiency                                     $120,982 $115,383






The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(In Thousands, except per unit data)
	(unaudited)

                                                     Three Months
                                                    Ended March 31
                                                    1998     1997
Revenues

Rooms                                               $25,878   $24,932
Food and beverage                                     6,440     6,178
Retail                                                1,756     1,905
Golf                                                  1,492     1,406
Spa and fitness                                         750       697
Other                                                 5,099     4,644

Total revenues                                       41,415    39,762

Expenses

Rooms                                                 4,650     4,539
Food and beverage                                     4,772     4,448
Retail                                                1,263     1,300
Golf                                                    300       378
Spa and fitness                                         433       367
Other                                                 1,846     1,690
Condominium lease and rental expenses                 6,189     6,102
Sales and marketing                                   1,753     1,869
Maintenance and grounds                               1,590     1,504
General and administrative -
 resort properties                                    4,725     4,940
General  and administrative  -
 corporate overhead                                   1,024       913
Depreciation and amortization                         2,227     2,005

      Total expenses                                 30,772    30,055

Income before non-operating items                    10,643     9,707

Interest expense                                     (2,582)   (2,625)
  Minority interests                                    (30)      (22)

Net income                                         $  8,031   $ 7,060



Net income per unit, basic                         $   1.78   $  1.59

     Net income per unit, diluted                  $   1.05   $   .95

Weighted average units outstanding                    4,515     4,427











The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Page 1 of 2
(In Thousands)
(unaudited)

                                                           Three Months
                                                          Ended March 31
                                                          1998    1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and others                $ 36,718  $ 37,930
Cash paid to suppliers, employees and affiliates        (27,024)  (26,071)
Interest paid                                            (2,528)   (2,541)
Net cash provided by operating
   activities                                             7,166     9,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures/purchase of assets                  (4,537)   (2,276)
Loans to affiliates, net of repayments                      317       (50)
Purchase of resort property assets                            -    (3,411)
Option payments                                            (307)        -
Acquisition costs and deposits                             (569)        -
Change in restricted cash/marketable securities              61       112
Net cash used by investing
   activities                                            (5,035)   (5,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan costs                                        (172)     (139)
Principal payments, long-term debt                         (550)     (444)
Principal payments, under capital
lease obligations                                           (57)      (68)
Distributions to partners                                  (452)     (329)
Distributions to minority unit holders                        -       (16)
Principal payments under revolving line
 of credit                                               (4,500)   (4,000)
Draws under line of credit                                  500       500
     Proceeds from long-term debt                         2,180         -
Net cash used by
   financing activities                                  (3,051)   (4,496)

Net decrease in cash                                       (920)     (803)

Cash and cash equivalents, beginning of period            2,933     6,459

Cash and cash equivalents, end of period                $ 2,013   $ 5,656







(continued)







The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Page 2 of 2
(In Thousands)
(unaudited)

                                                          Three Months
                                                         Ended March 31
                                                         1998    1997

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                              $ 8,031 $ 7,060

Adjustments to reconcile net income
to net cash provided by operating
activities
  Depreciation/amortization expense                       2,227   2,005
  Minority interest                                          30      22

Changes in assets and liabilities

(Increase) decrease in:
  Accounts receivable, net                               (3,619)   (710)
  Inventories                                                66     (77)
  Prepaid expenses and other assets                         304      46

Increase (decrease) in:
            Accounts payable                              1,652     539
  Accrued expenses                                         (447)  1,508
  Customer deposits                                        (979)   (779)
  Deferred revenues                                         (99)   (296)

     Total adjustments                                     (865)  2,258

Net cash provided by operating activities                $7,166  $9,318



Supplemental schedule of noncash investing and financing activities:

In January, 1997 South Seas acquired the Seaside Inn on Sanibel Island,
Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million.











The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) to present fairly South Seas
Properties Company Limited Partnership ("South Seas") consolidated financial position as of March 31, 1998 and December 31, 1997 and the consolidated results of its operations for the three months then ended and its consolidated cash flows for the three months ended March
31, 1997 and 1998. The results of operations for the three month period ended March 31, 1998 are not indicative of the results to be expected for the full year due to the seasonality of the business operation.
For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' 10-K report. Certain amounts in the financial statements have been reclassified to conform with the current presentation. These reclassifications had no effect on the results of operations previously reported. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles. Refer to South Seas annual 10-K report for complete footnote disclosure.

Note 2.  Computation of Earnings Per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of partnership units outstanding during the period. Accordingly, units outstanding for per unit purposes could be lower than actual units issued and outstanding at period end.
Income per unit assuming dilution is computed by dividing net income by the weighted average number of units outstanding, increased by assumed conversion of other potentially dilutive securities during the period.

Potentially dilutive units which have been included in the diluted per unit calculation were 4,143 in both 1997 and 1998, derived from the assumed conversion of convertible bonds. Unit options issued under the Incentive Plan were not assumed exercised in 1997 or 1998 due to their exercise price not exceeding market value.

Note 3.  Revolving Credit Line

In connection with the $40 million revolving line of credit with Credit Lyonnais, New York Branch, South
Seas had available $16.4 million and $15.0 million at March 31, 1997 and 1998, respectively. South Seas applies surplus seasonal working capital or draws working capital based on seasonal needs to reduce or increase the outstanding revolving loan balance.




Note 4.  Acquisition

In March 1998, South Seas purchased a 9,233 square foot retail shopping center, adjacent to South Seas
Plantation, for $2.9 million. This purchase was primarily financed with the proceeds of a new loan in the amount of $2.18 million. The note bears interest at LIBOR plus 225 to 300 basis points (the spread is determined by loan covenants relating to South Seas financial performance each quarter). Interest is due monthly, quarterly principal payments are $37 in 1999, $44 in 2000, two quarterly payments of $51 each in 2001, with a ballooning maturity balance of $1.75 million.

Note 5. Recently Issued Accounting Pronouncements

SFAS 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997.
This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. This
Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At March 31, 1998 South
Seas had no items that qualified under this pronouncement and therefore no change occurred in its reporting practices.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to unitholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. Management has reviewed the criteria for segment reporting and has determined no such segmentation is applicable to its operations.

Note 6. Subsequent Events

		On May 1, 1998, South Seas entered into a ten-year lease agreement on the Best Western Pink Shell Resort on Ft. Myers Beach. The lease requires annual minimum rental payments of $2.2 million, plus a percentage rent based on property revenues at various tiers. Terms of the agreement include South Seas (through its wholly owned subsidiary) purchasing $2.0 million of the existing furniture and fixtures (to be used in the operation of the resort) and maintaining a net worth of $2.0 million, $1.9 million of which is in the form of a guarantee from South Seas. Due to the timing of the transaction, the remaining 1998 rental payments have been set at $211 per month with no percentage rent from the date of closing. Regular lease terms become effective January 1, 1999.


Note 6. Subsequent Events continued

		On April 15, 1998 South Seas publicly announced that it had entered into an agreement with CapStar Hotel
Company (CapStar), under which CapStar and its affiliates will acquire substantially all of South
Seas assets. Under the terms of the agreement, South
Seas is obligated to make a tender offer for all of its outstanding 10% subordinated Notes due April 15, 2003 and to solicit the consent of the Noteholders to certain modifications to the existing provisions of the Indenture governing the Notes.

PART I - FINANCIAL INFORMATION

Item 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ?Selected Historical Financial Data,? ?Selected
Consolidated Financial Data? and the audited consolidated financial statements for South Seas and the notes thereto appearing in the annual 10-K report for the year ended
December 31, 1997.

GENERAL

South Seas Properties Company Limited Partnership ("South Seas") is one of the largest owners and operators of upscale beachfront destination resorts and hotels in Florida. South Seas owns seven resort and hotel properties, plus an 18 hole golf course, and manages one additional resort property, (collectively referred to as the "Properties"), all located on Sanibel, Captiva, Estero and Marco Islands off Southwest Florida's gulf coast. South Seas, through its 99% owned subsidiary, South Seas Resorts Company Limited Partnership (?Management Company"), leases and operates a resort and spa located on Tampa Bay, Florida. The Properties are designed to appeal to families, leisure and retired travelers and business groups. The Properties range in size and style from the 552-unit South Seas Plantation resort on Captiva Island, to the 269 unit, 11 story Marco Radisson, to the 30-unit Song of the Sea Inn, a bed-and-breakfast located on Sanibel Island. By offering a wide variety of price points and vacation experiences, South Seas is able to appeal to a broad section of the vacation market. The Properties offer a combined total of approximately 1,700 condominium and hotel units, consisting of approximately 2,300 guestrooms, including luxurious beach homes, fully equipped condominiums, suites, cottages and hotel rooms. South Seas owns and operates The Dunes Golf and Tennis Club on Sanibel Island, which features an 18-hole, par 70 golf course, seven soft surface tennis courts, full banquet and restaurant facilities and other amenities. Guests staying at any of the Properties have access to the amenities and vacation activities offered at all of the Properties. South Seas believes that this feature, combined with the Properties' attractive locations, enhances customer satisfaction and guests' perceptions of value.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, management fees from non-consolidated entities, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended March 31, 1998 increased by approximately $1.7 million, or 4.2% over the prior period.

Rooms revenues increased by approximately $946,000, or 3.8% over the prior period. The increase in room revenues resulted from an increase in the average daily rate ("ADR") and a slight increase in the percentage of occupancy. Occupancy percentage increased to 80.6% for the three months ended March 31, 1998 from 80.4% for the same period in 1997.
 The increase in ADR reflects South Seas? efforts to maximize revenue per available room (?REVPAR?), during peak demand periods.

Food and beverage revenues for the three months ended
March 31, 1998 increased by $262,000, or 4.2% over the same period in 1997. Approximately $122,000 or 46.4% of the increase was due to increased food and beverage sales at Safety Harbor Resort and Spa (?Safety Harbor?). Marco Radisson also experienced strong growth in food and beverage sales, increasing by $172,000 or 25.0% over the prior period, primarily due to an increase in room nights in the group market segment and therefore higher banquet revenues.

	Retail revenues decreased by $149,000 or 8.5% from the prior period. Management believes two factors influenced this decline: poor weather and an amenity access charge program.
In 1998, Southwest Florida experienced significantly more days of rain during the peak season time frame than in the prior period. Poor weather means fewer guests frequenting retail outlets on-site and greater propensity to spend time off-site at major shopping outlets and malls. In addition, at South Seas Plantation, an amenity access program was instituted to restrict charge privileges to registered guests only.

Other revenues for the three months ended March 31, 1998 increased by $455,000, or 9.8% over the prior period. Approximately $267,000 or 58.7% of the total increase was recognized at South Seas Plantation. Marked growth was experienced in several areas including deposit forfeitures, long distance telephone fees and group recreation programs. Also at South Seas Plantation, a per person per night service charge policy was implemented to cover a variety of previously individually charged services and products. Another individual increase of approximately $145,000 was experienced in commissions from real estate closings.

Expenses.  Total expenses for the three months ended March
31, 1998 increased by approximately $717,000, or 2.4% over the prior period. As a percentage of revenues, expenses decreased from 75.6% to 74.3%. Analysis of major financial line items follows:

Room expenses for the three months ended March 31, 1998 increased by $111,000 or 2.5% over the prior period. As a percentage of room revenues, room expenses decreased slightly from 18.2% to 18.0%, primarily due to the elimination of one senior level management position at the central reservations facility.

 	Sales and marketing costs for the three months ended March 31, 1998 decreased by $116,000 or 6.2% over the prior period.
As a percentage of total revenues, sales and marketing decreased from 4.7% in the three months ended March 31, 1997 to 4.2% for the three months ended March 31, 1998. Included in the March 31, 1998 results are approximately $452,000 of marketing/media rebates. This unusual, non-recurring reduction in expense is due to an independent audit of circulation of specific directory publications over the previous seven year period. Circulation totals were below guaranteed levels at the time of placement, therefore, these rebates (per contract) are being refunded. South Seas management has decided to maintain their current marketing budgets for 1998, therefore, this should be a positive variance to the prior period throughout 1998.

Depreciation and amortization expense for the three months ended March 31, 1998 increased by $222,000 or 11.1% over the prior period. As a percentage of revenues, depreciation and amortization expense increased from 5.0% at March 31, 1997 to 5.4% at March 31, 1998. The increase in dollars and percentage is primarily a result of depreciation on recent renovations and capital improvements.

Net Income. As a result of the foregoing factors, net income for the three months ended March 31, 1998 increased by $971,000 or 13.8% compared to the prior period.

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

In December, 1996, South Seas obtained an irrevocable, transferable letter of credit in an amount not to exceed $3.26 million, for use as a replacement for a reserve fund established in connection with the Notes Offering. No amounts had been drawn as of March 31, 1998. As of March 31, South Seas has requested a release of the letter of credit from the Trustee, having satisfied the conditions in the indenture to accomplish the release.

On April 15, 1998, South Seas publicly announced that it had entered into an agreement with CapStar Hotel Company
(CapStar), under which CapStar and its affiliates will acquire substantially all of South Seas assets. In connection with the announced transaction, South Seas will make a tender offer for all of its outstanding 10% subordinated Notes due April 15, 2003 and to solicit the consent of the noteholders to certain modifications to the existing provisions of the Indenture governing the Notes.

On March 31, 1998, South Seas had cash and cash equivalents of approximately $2.0 million, and restricted cash of $83,000. Cash and cash equivalents decreased by $920,000 during the three months ended March 31, 1998.

Cash flow from operations was approximately $7.2 million for the three months ended March 31, 1998 as compared to $9.3 million in the prior period. Cash flow from operations was temporarily negatively impacted by an increase of approximately $2.0 million in accounts receivable at March 31, 1998 over the prior period. This was a timing issue on collections and reversed in April 1998. South Seas? other major source of cash in the 1998 period was proceeds of long-term debt of approximately $2.2 million for the purchase of a retail shopping center adjacent to South Seas Plantatation. This strategic location provides South Seas the opportunity to increase its retail opportunities, as well as, increasing available on-site facilities by moving certain operations. South Seas? major uses of cash during the 1998 period were principal payments on outstanding debt of approximately $4.6 million (net of draws), combined capital expenditures and acquisition/option payments of approximately $5.4 million, and distributions to partners of approximately $452,000.

South Seas is not currently a party to any legal proceeding which, in Management?s opinion, is likely to have a material adverse effect on its operating results or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

	SFAS 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This
Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At
March 31, 1998 South Seas had no items that qualified under this pronouncement and therefore no change occurred in its reporting practices.

	SFAS 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to unitholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. Management has reviewed the criteria for segment reporting and has determined no such segmentation is applicable to its operations.

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

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
SIGNATURES
March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR					RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.           VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                      S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES				GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP			SOUTH SEAS RESORTS
(SIGNATURE)						COMPANY, L.P.
MAY 15, 1998                            (SIGNATURE)
                                        MAY 15, 1998





TIMOTHY R. BOGOTT				VIRGINIA S. BROOKS
PRESIDENT						CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.		S.S. RESORTMANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS		L.C.
RESORTS COMPANY, L.P.              GENERAL PARTNER OF SOUTH
(SIGNATURE)                        SEAS RESORTS COMPANY, L.P.
MAY 15, 1998					(SIGNATURE)
                                   MAY 15, 1998