Form 10-Q
period 1998-06-30
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1998-08-14
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	FORM 10-Q
	JUNE 30, 1998

	INDEX

PAGE NO.
COVER LETTER

PART I

  ITEM 1

FINANCIAL INFORMATION

Consolidated Balance Sheets at
 June 30, 1998 and
 December 31, 1997							1

Consolidated Statements of Operations
 for the Three Months and Six Months Ended
 June 30, 1997 and 1998						2

Consolidated Statements of Cash Flows
 for the Six Months Ended
 June 30, 1997 and 1998						3-4

Notes to Consolidated Financial Statements			5-7

   ITEM 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations		8-12

PART II

OTHER INFORMATION							13

SIGNATURES										14

EXHIBITS:

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

EXHIBIT 99.1 - CALCULATION OF WEIGHTED AVERAGE
 UNITS OUTSTANDING

EXHIBIT 10.1 - MERISTAR (FORMERLY CAPSTAR) ASSET PURCHASE
 AGREEMENT

EXHIBIT 10.2 - MERISTAR (FORMERLY CAPSTAR) CONTRIBUTION
 AGREEMENT

EXHIBIT 10.3 - MERISTAR (FORMERLY CAPSTAR) FIRST AMENDMENT TO
 CONTRIBUTION AGREEMENT

EXHIBIT 10.4 - PERCENTAGE LEASE AGREEMENT DATED AS OF FEBRUARY
 19, 1998 AMONG BOYKIN HOTEL PROPERTIES, L.P. AS LESSOR, SOUTH
 SEAS ESTERO ISLAND, LTD., AS LESSEE, AND SOUTH SEAS
 PROPERTIES COMPANY LIMITED PARTNERSHIP AS GUARANTOR

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	CONSOLIDATED BALANCE SHEETS
	(In Thousands)
	(unaudited)

                                                   June 30,   December 31,
                                                    1998          1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $ 1,358   $2,933
Restricted cash                                            6      144
Accounts receivable, trade                             4,891    5,814
Receivables from affiliates                                -       27
Inventories                                            1,731    1,714
Prepaid expenses and other                             1,301    2,255

Total current assets                                   9,287   12,887

PROPERTY, PLANT AND EQUIPMENT, net                    92,363   87,684

LOAN COSTS, net                                        4,016    4,386

GOODWILL, net                                          6,737    6,942

OTHER ASSETS                                           4,501    3,484

Total assets                                        $116,904 $115,383

LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

CURRENT LIABILITIES
Current maturities of notes
 and mortgages payable                               $ 2,002   $1,500
Payables to affiliates                                   765        -
Accounts payable                                       5,108    4,986
Accrued expenses                                       3,737    1,767
Accrued payroll and related                            2,905    3,772
Customer deposits                                      4,091    5,297
Deferred revenue                                       1,500    1,949

Total current liabilities                             20,108   19,271

NOTES AND MORTGAGES PAYABLE, less
 current maturities                                   62,378   70,163

BONDS PAYABLE                                         43,500   43,500

OTHER LONG-TERM OBLIGATIONS                            1,376    1,305

COMMITMENTS AND CONTINGENCIES                              -        -

PARTNERSHIP UNITS SUBJECT TO REDEMPTION                  825      825

MINORITY INTERESTS                                        76       30

PARTNERS' CAPITAL DEFICIENCY                         (11,359) (19,711)

Total liabilities and
 partners' capital
 deficiency                                         $116,904 $115,383






The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(In Thousands, except per unit data)
	(unaudited)

                                   Three Months             Six Months
                                   Ended June 30           Ended June 30
                                     1998       1997        1998     1997
Revenues

Rooms                                 $21,416    $18,451   $47,294   $43,383
Food and beverage                       5,848      5,356    12,288    11,534
Retail                                  1,859      1,734     3,615     3,639
Golf                                      921        913     2,414     2,320
Spa and fitness                           761        678     1,511     1,375
Other                                   4,993      4,074    10,091     8,717

Total revenues                         35,798     31,206    77,213    70,968

Expenses

Rooms                                   4,832      4,281     9,482     8,820
Food and beverage                       4,458      3,953     9,230     8,401
Retail                                  1,326      1,258     2,589     2,558
Golf                                      256        175       555       553
Spa and fitness                           418        383       851       750
Other                                   1,845      1,746     3,691     3,436
Condominium lease and rental expenses 	6,108	 4,829	12,297	10,933
Sales and marketing                     2,130      2,183     3,882     4,052
Maintenance and grounds                 1,621      1,448     3,211     2,951
General and administrative -
 resort properties                      5,011      4,662     9,735     9,602
General and administrative  -
 corporate overhead                     1,081        778     2,105     1,690
Depreciation and amortization           2,321      2,129     4,548     4,134

      Total expenses                   31,407     27,825    62,176    57,880

Income before non-operating items       4,391      3,381    15,037    13,088

Interest expense                       (2,489)    (2,446)   (5,071)   (5,071)
  Minority interests                      (16)        (9)      (46)      (31)

Net income                            $ 1,886    $   926    $9,920    $7,986

Net income per unit, basic            $   .42    $   .21    $ 2.20    $ 1.80

Net income per unit, diluted          $   .34    $   .21    $ 1.40    $ 1.19

Weighted average units outstanding,
  basic                                 4,516      4,427     4,516     4,427

Weighted average units outstanding,
  diluted                               8,659      4,427     8,659     8,569









The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Page 1 of 2
(In Thousands)
(unaudited)

                                                       Six Months
                                                    Ended June 30
                                                    1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and others         	$ 76,212	$ 70,883
Cash paid to suppliers, employees and affiliates   (55,861)  (53,327)
Interest paid                                       (5,000)   (5,181)
Net cash provided by operating
   activities                                       15,351    12,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures/purchase of assets             (6,147)   (3,935)
Loans to affiliates, net of repayments                 792        57
Purchase of resort property assets                  (2,000)   (3,411)
Option payments                                       (507)        -
Acquisition costs and deposits                        (243)        -
Change in restricted cash/marketable securities        138         1
Other                                                   16         2
Net cash used by investing
   activities                                       (7,951)   (7,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan costs                                   (125)     (228)
Principal payments, long-term debt                  (1,100)     (876)
Principal payments, under capital
lease obligations                                     (112)      (62)
Distributions to partners                           (1,580)     (659)
Distributions to minority unit holders                   -       (16)
Principal payments under revolving line
 of credit                                         (10,250)   (9,000)
Draws under line of credit                           2,000     1,500
     Proceeds from long-term debt                    2,180         -
     Other                                              12         -
Net cash used by
   financing activities                             (8,975)   (9,341)

Net decrease in cash                                (1,575)   (4,252)

Cash and cash equivalents, beginning of period       2,933     6,459

Cash and cash equivalents, end of period           $ 1,358   $ 2,207







(continued)





The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Page 2 of 2
(In Thousands)
(unaudited)
                                               Six Months
                                              Ended June 30
                                              1998     1997

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                   $ 9,920   $ 7,986

Adjustments to reconcile net income
to net cash provided by operating
activities
  Depreciation/amortization expense            4,548     4,134
  Minority interest                               46        31
       Gain on sale of fixed assets                -        (2)

Changes in assets and liabilities

(Increase) decrease in:
  Accounts receivable, net                       989     2,809
  Inventories                                     57         6
  Prepaid expenses and other assets              806      (848)

Increase (decrease) in:
            Accounts payable                     121    (1,116)
  Accrued expenses                               854     2,177
  Customer deposits                           (1,535)   (2,346)
  Deferred revenues                             (455)     (456)

     Total adjustments                         5,431     4,389

Net cash provided by operating activities	$15,351	$12,375



Supplemental schedule of noncash investing and financing activities:

In January, 1997 South Seas acquired the Seaside Inn on Sanibel Island,
Florida for $6.5 million. In connection with the acquisition, South Seas assumed liabilities of $2.5 million.

In May, 1998 South Seas entered into a ten-year lease arrangement on the Best Western Pink Shell Resort on Ft. Myers Beach. In connection with the lease, South Seas acquired certain operating accounts, (consisting primarily of accounts receivable, inventory and customer deposits) totalling $486 in assets, including $16 of cash, and assumed liabilities of $486.









The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of only normal recurring adjustments) to present fairly South Seas
Properties Company Limited Partnership (?South Seas?)
consolidated financial position as of June 30, 1998 and December 31, 1997 and the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 and its consolidated cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six month period ended June 30, 1998 are not indicative of the results to be expected for the full year due to the seasonality of the business operation. For further information, refer to the audited consolidated financial statements and notes thereto, included in South Seas' 10-K report. Certain amounts in the financial statements have been reclassified to conform with the current presentation.
These reclassifications had no effect on the results of operations previously reported. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles. Refer to South Seas annual 10-K report for complete footnote disclosure.

Note 2.  Computation of Earnings Per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of partnership units outstanding during the period. Accordingly, units outstanding for per unit purposes could be lower than actual units issued and outstanding at period end.
Income per unit assuming dilution is computed by dividing net income by the weighted average number of units outstanding increased by assumed conversion of other potentially dilutive securities during the period.

Potentially dilutive units which have been included in the diluted per unit calculation were 4,143 in both 1997 and 1998, derived from the assumed conversion of convertible bonds. Unit options issued under the Incentive Plan were not assumed exercised in 1997 or 1998 due to their exercise price not exceeding market value.

Note 3.  Revolving Credit Line

In connection with the $40 million revolving line of credit with Credit Lyonnais, New York Branch, South
Seas had available $20.4 million and $19.4 million at June 30, 1997 and 1998, respectively. South Seas applies surplus seasonal working capital or draws working capital based on seasonal needs to reduce or increase the outstanding revolving loan balance.




Note 4.  Acquisitions and Leasing Activity

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

		On May 1, 1998, South Seas entered into a ten-year lease agreement on the Best Western Pink Shell Resort on Ft. Myers Beach. The lease requires annual minimum rental payments of $2.2 million, plus a percentage rent based on property revenues at various tiers. Terms of the agreement include South Seas' wholly owned subsidiary purchasing $2.0 million of the existing furniture and fixtures (to be used in the operation of the resort) and maintaining a net worth of $2.0 million, $1.9 million of which is in the form of a guarantee from South Seas. Due to the timing of the transaction, the remaining 1998 rental payments have been set at $211 per month with no percentage rent during 1998. Regular lease terms become effective
January 1, 1999.

Note 5. Recently Issued Accounting Pronouncements

SFAS 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997.
This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. This
Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At June 30, 1998 South Seas had no items that qualified under this pronouncement and therefore no change occurred in its' reporting practices.

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




Note 6. MeriStar Transaction

		On April 15, 1998 South Seas publicly announced that it had entered into an agreement with CapStar Hotel
Company (CapStar), under which CapStar and its affiliates will acquire substantially all of South
Seas' assets. (Note: CapStar merged with American
General Hospitality in early August and the new company name is MeriStar). Under the terms of the agreement, South Seas is obligated to make a tender offer for all of its outstanding 10% subordinated Notes due April 15, 2003 and to solicit the consent of the Noteholders to certain modifications to the existing provisions of the Indenture governing the Notes. As of the date of this filing, the consent of over 99% of the bondholders to effect such a change was achieved. The minimum required percentage was 66.67%.

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

GENERAL

South Seas Properties Company Limited Partnership (or its' subsidiaries)(?South Seas?) is one of the largest owners and operators of upscale beachfront destination resorts and hotels in Florida. South Seas owns seven resort and hotel properties, plus an 18 hole golf course, and leases/manages two additional resort properties, (collectively referred to as the ?Properties"). The Properties are located on either Sanibel, Captiva, Estero or Marco Islands off Southwest Florida's gulf coast, with one leased property (a resort and spa) located on Tampa Bay, Florida. The Properties are designed to appeal to families, leisure and retired travelers and business groups. The Properties range in size and style from the 552-unit South Seas Plantation resort on Captiva Island, to the 269 unit, 11 story Marco Radisson, to the 30-unit Song of the Sea Inn, a bed-and-breakfast located on Sanibel Island. By offering a wide variety of price points and vacation experiences, South Seas is able to appeal to a broad section of the vacation market. The Properties offer a combined total of approximately 1,700 condominium and hotel units, consisting of approximately 2,300 guestrooms, including luxurious beach homes, fully equipped condominiums, suites, cottages and hotel rooms. South Seas owns and operates The Dunes Golf and Tennis Club on Sanibel Island, which features an 18-hole, par 70 golf course, seven soft surface tennis courts, full banquet and restaurant facilities and other amenities. Guests staying at any of the Properties have access to the amenities and vacation activities offered at all of the Properties. South Seas believes that this feature, combined with the Properties' attractive locations, enhances customer satisfaction and guests' perceptions of value.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

Revenues. Revenues consist principally of room rentals, food and beverage sales, retail sales, spa and fitness revenues, and golf course operations. Other revenue includes marina operations, long distance telephone charges, and management fees from non-consolidated entities, fees for the use of recreation facilities, commissions from realty sales, interest income and other miscellaneous items. Revenues for the three months ended June 30, 1998 increased by approximately $4.6 million, or 14.7% over the prior period.

Rooms revenues increased by approximately $3.0 million, or 16.1% over the prior period. Approximately $1.1 million, or 36.3% of the increase represents room revenues attributable to the Best Western Pink Shell Resort (leased May 1, 1998). Room revenues at resorts owned throughout both periods ("Comparable Resorts") increased by $1.9 million, or 10.2% The increase in room revenues at Comparable Resorts resulted from an increase in the average daily rate ("ADR") and in the percentage of occupancy. ADR at Comparable Resorts was $189.44 for 1997, compared to $199.71 in 1998, an increase of $10.27, or 5.4%. Occupancy percentage at Comparable Resorts increased to 76.5% for the three months ended June 30, 1998 from 73.7% for the same period in 1997. The increase in ADR reflects South Seas? efforts to maximize revenue per available room (?REVPAR?), during peak demand periods.
During the three months ended June 30, 1998, REVPAR for Comparable Resorts increased by $13.10, or 9.4% over the same period in 1997. The Best Western Pink Shell Resort ("New Resort") had an occupancy percentage of 64.3% and ADR of $133.52 during the period under lease.

Food and beverage revenues for the three months ended
June 30, 1998 increased by $492,000, or 9.2% over the same period in 1997. Approximately $160,000 or 32.5% of the total increase was attributable to the new lease of the New Resort. Comparable Resorts experienced growth over the prior period of $332,000 or 6.2%. Marco Radisson experienced the strongest growth in food and beverage revenues, increasing by $87,000 or 16.0% over the prior period, primarily due to an increase in room nights in the group market segment and therefore higher banquet review.

	Retail revenues increased by $125,000 or 7.2% from the prior period. Approximately $48,000, or 38.4% of this growth was attributable to the New Resort.

Other revenues for the three months ended June 30, 1998 increased by $919,000, or 22.7% over the prior period. Approximately $398,000 or 43.3% of the increase was from the New Resort. South Seas Plantation contributed $269,000, or 29.2% of the growth in other revenues. Marked growth was experienced in several areas including deposit forfeitures, long distance telephone fees and group recreation programs. Also at South Seas Plantation, a per person per night service charge policy was implemented to cover a variety of previously individually charged services and products.

Expenses.  Total expenses for the three months ended
June 30, 1998 increased by approximately $3.6 million, or 12.9% over the prior period. As a percentage of revenues, expenses decreased from 89.2% to 87.7%. Analysis of major financial line items follows:

Room expenses for the three months ended June 30, 1998 increased by $551,000 or 12.9% over the prior period. As a percentage of room revenues, room expenses decreased slightly from 23.2% to 22.6%, primarily due to the elimination of one senior level management position at the central reservations facility.

Condominium lease and rental expenses for the three months ended June 30, 1998 increased $1.3 million, or 26.5%.
Approximately $659,000, or 51.5% of the increase relates to the lease payment on the New Resort. The remaining increase is related to increased room revenues and therefore greater amounts due to condominium owners in the lease program.

Net Income. Because of the foregoing factors, net income for the three months ended June 30, 1998 increased by $960,000 or 103.7% compared to the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Revenues. Revenues for the six months ended June 30, 1998 increased by approximately $6.2 million, or 8.8% over the prior period. Approximately $1.7 million, or 26.9% of the increase was related to the New Resort.

Rooms revenues increased by approximately $3.9 million, or 9.0% over the prior period. Approximately $1.1 million, or 27.5% of the increase represents room revenues attributable to the New Resort. Room revenues at Comparable Resorts increased by $2.8 million, or 6.5% over the prior period. The increase in room revenues resulted from an increase in the ADR and an increase in the percentage of occupancy. Occupancy percentages at Comparable Resorts increased to 78.7% for the six months ended June 30, 1998 from 76.9% for the same period in 1997. ADR at Comparable Resorts increased $7.22, or 3.3% over the prior period ($226.64 vs. $219.42), and REVPAR increased by $9.46, or 5.6% ($178.30 vs. $168.84). The New
Resort had an ADR of $133.50, and occupancy of 64.3% for the two months under lease.

Food and beverage revenues for the six months ended
June 30, 1998 increased by $754,000, or 6.5% over the same period in 1997. Approximately $160,000 or 21.2% of the increase was due to food and beverage sales at the New Resort. Marco Radisson also experienced strong growth in food and beverage sales, increasing by $259,000 or 21.0% over the prior period, primarily due to an increase in room nights in the group market segment and therefore higher banquet revenues.

	Retail revenues decreased by $24,000 or .7% from the prior period. Management believes two factors influenced this decline: poor weather and an amenity access charge program.
In 1998, Southwest Florida experienced significantly more days of rain during the peak season time frame than in the prior period. Poor weather means fewer guests frequenting retail outlets on-site and greater propensity to spend time off-site at major shopping outlets and malls. In addition, at South Seas Plantation, an amenity access program was instituted to restrict charge privileges to registered guests only.

Other revenues for the six months ended June 30, 1998 increased by $1.4 million, or 15.8% over the prior period. Approximately $398,000 or 28.9% of the total increase was at the New Resort. Approximately $536,000, or 39.0% of the total increase was recognized at South Seas Plantation. Marked growth was experienced in several areas including deposit forfeitures, long distance telephone fees and group recreation programs. Also at South Seas Plantation, a per person per night service charge policy was implemented to cover a variety of previously individually charged services and products.

Expenses.  Total expenses for the six months ended
June 30, 1998 increased by approximately $4.3 million, or 7.4% over the prior period. As a percentage of revenues, expenses decreased from 81.6% to 80.5%. Analysis of major financial line items follows:

Room expenses for the six months ended June 30, 1998 increased by $662,000 or 7.5% over the prior period. As a percentage of room revenues, room expenses decreased slightly from 20.3% to 20.0%, primarily due to the elimination of one senior level management position at the central reservations facility.

 	Sales and marketing costs for the six months ended June 30, 1998 decreased by $170,000 or 4.2% over the prior period. As a percentage of total revenues, sales and marketing decreased from 5.7% in the six months ended
June 30, 1997 to 5.0% for the six months ended June 30, 1998. Included in the June 30, 1998 results is approximately $452,000 of marketing/media rebates. This unusual, non-recurring reduction in expense is due to an independent audit of circulation of specific directory publications over the previous seven-year period. Circulation totals were below guaranteed levels at the time of placement; therefore, these rebates (per contract) are being refunded. South Seas management has decided to maintain their current marketing budgets for 1998; therefore, this should be a positive variance to the prior period throughout 1998.

Net Income. Because of the foregoing factors, net income for the six months ended June 30, 1998 increased by $1.9 million, or 24.2% compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

South Seas has historically financed its operations and capital expenditures through a combination of cash generated from operations, bank borrowings, borrowings from private investors, bond offerings and short-term credit facilities.

On March 28, 1996, South Seas completed the public offering of $43,500,000 of its 10% subordinated notes as offered in the Form S-1 Registration Statement (?Notes Offering?). The terms of the Notes provided for the payment of interest monthly at 10%, and with no principal reduction until maturity on April 15, 2003.

The Notes are non-callable during the first four years of the term then become redeemable, in whole or in part, at the option of South Seas at various redemption prices (108.24% to 112.62% of principal) during or after the year 2000. After the occurrence of certain events, the holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $12 per partnership unit (subject to adjustment in certain circumstances). Upon the stated maturity of the Notes, holders of Notes will be offered the opportunity to convert the Notes at an exchange rate of $10.50 per unit (subject to adjustment in certain circumstances).

On April 15, 1998, South Seas publicly announced that it had entered into an agreement with CapStar Hotel Company (CapStar), under which CapStar and its affiliates will acquire substantially all of South Seas' assets. (Note:
CapStar merged with American General Hospitality in early August and the new company name is MeriStar). In connection with the announced transaction, South Seas was required to make a tender offer for all of its outstanding 10% subordinated Notes due April 15, 2003 and to solicit the consent of the noteholders to certain modifications to the existing provisions of the Indenture governing the Notes. As of the date of this filing, the consent of over 99% of the bondholders to effect such a change was achieved. The minimum required percentage was 66.67%.

On June 30, 1998, South Seas had cash and cash equivalents of approximately $1.4 million, and restricted cash of $6,000.
 Cash and cash equivalents decreased by $1.6 million during the six months ended June 30, 1998.

Cash flow from operations was approximately $15.4 million for the six months ended June 30, 1998 as compared to $12.4 million in the prior period. South Seas? other major source of cash in the 1998 period was proceeds of long-term debt of approximately $2.2 million for the purchase of a retail shopping center adjacent to South Seas Plantation. This strategic location provides South Seas the opportunity to increase its retail opportunities, as well as, increasing available on-site facilities by moving certain operations. South Seas? major uses of cash during the 1998 period were principal payments on outstanding debt of approximately $9.5 million (net of draws), combined capital expenditures and acquisition/option payments of approximately $8.7 million, and distributions to partners of approximately $1.6 million.

South Seas is not currently a party to any legal proceeding which, in Management's opinion, is likely to have a material adverse effect on its operating results or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

	SFAS 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This
Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At
June 30, 1998 South Seas had no items that qualified under this pronouncement and therefore no change occurred in its' reporting practices.

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



Item 1.  Legal Proceedings
Not applicable

Item 2.  Change in Partnership Units
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits:
Exhibit I - Weighted Average Units Outstanding
(b) Reports on Form 8-K
Bond Tender Offer filing made on July 15,1998

	SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
SIGNATURES
June 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










ROBERT M. TAYLOR					RICHARD E. KRICHBAUM
CHAIRMAN OF T&T RESORTS, L.C.           VICE PRESIDENT OF FINANCE
GENERAL PARTNER OF                      S.S. RESORT MANAGEMENT L.C.
SOUTH SEAS PROPERTIES				GENERAL PARTNER OF
COMPANY LIMITED PARTNERSHIP			SOUTH SEAS RESORTS
(SIGNATURE)						COMPANY, L.P.
AUGUST 14, 1998					(SIGNATURE)
                                        AUGUST 14, 1998





TIMOTHY R. BOGOTT                       VIRGINIA S. BROOKS
PRESIDENT                               CORPORATE CONTROLLER
S.S. RESORT MANAGEMENT, L.C.            S.S. RESORT MANAGEMENT,
GENERAL PARTNER OF SOUTH SEAS           L.C.
RESORTS COMPANY, L.P.				GENERAL PARTNER OF SOUTH
(SIGNATURE)						SEAS RESORTS COMPANY, L.P.
AUGUST 14, 1998					(SIGNATURE)
                                        AUGUST 14, 1998