Form 10-Q/A
period 1998-06-30
SOUTH SEAS PROPERTIES CO LTD PARTNERSHIP
filed 1998-10-02
CIK 1005760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 1998.

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

Amendment No. 1

This Amendment No. 1 on Form 10-Q/A to the
Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "Report") is being filed to amend
Exhibit 10.1 to the Report as previously filed with the Securities and Exchange Commission (the "Commission"). An amended Exhibit 10.1 is filed herewith.

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
AUGUST 14, 1998

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q/A:

* Filed herewith
+ Previously filed with and incorporated by reference to the exhibit of the same number to the Company's
Quarterly Report on Form 10-Q filed August 14, 1998.


EXHIBIT 10.1 - MERISTAR (FORMERLY CAPSTAR) ASSET
PURCHASE AGREEMENT	*

EXHIBIT 10.2 - MERISTAR (FORMERLY CAPSTAR)
CONTRIBUTION AGREEMENT	+

EXHIBIT 10.3 - MERISTAR (FORMERLY CAPSTAR) FIRST
AMENDMENT TO CONTRIBUTION AGREEMENT	+

EXHIBIT 10.4 - PERCENTAGE LEASE AGREEMENT DATED AS OF
FEBRUARY 19, 1998 AMONG BOYKIN HOTEL PROPERTIES, L.P.
AS LESSOR, SOUTH SEAS ESTERO ISLAND, LTD., AS LESSEE,
AND SOUTH SEAS PROPERTIES COMPANY LIMITED PARTNERSHIP
AS GUARANTOR	+